Form 10-Q
period 2026-03-31
Versigent PLC
filed 2026-05-05
CIK 2078008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-42957
_____________________________________________________________________________________________________________________________________________________________________________________________________________

VERSIGENT PLC
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________________________________________________________________________________________________________________

Jersey	98-1868085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Spitalstrasse 5, 8200 Schaffhausen, Switzerland
(Address of principal executive offices, including zip code)
+41 52 580 97 00
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report) N/A
_____________________________________________________________________________________________________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	VGNT	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of May 1, 2026, was 70,893,660.

Versigent PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VERSIGENT PLC
CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net sales	$2,212	$2,024
Operating expenses:
Cost of sales	1,968	1,775
Selling, general and administrative	97	105
Amortization	1	—
Restructuring (Note 9)	46	16
Separation costs	26	5
Total operating expenses	2,138	1,901
Operating income	74	123
Interest expense	(5)	(2)
Other expense, net (Note 17)	(1)	(1)
Income before income taxes and equity income	68	120
Income tax benefit (expense) (Note 13)	9	(29)
Income before equity income	77	91
Equity income, net of tax	4	5
Net income	81	96
Net income attributable to noncontrolling interest	3	1
Net income attributable to Versigent	$78	$95
See notes to condensed combined financial statements.

VERSIGENT PLC
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income	$81	$96
Other comprehensive income:
Currency translation adjustments	(27)	16
Net change in unrecognized gain on derivative instruments, net of tax (Note 15)	87	—
Employee benefit plans adjustment, net of tax (Note 14)	(3)	—
Other comprehensive income	57	16
Comprehensive income	138	112
Comprehensive income attributable to noncontrolling interests	4	1
Comprehensive income attributable to Versigent	$134	$111
See notes to condensed combined financial statements.

VERSIGENT PLC
CONDENSED COMBINED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$282	$276
Accounts receivable, net (Note 2)
Outside customers net of allowance for doubtful accounts of $17 million and $17 million, respectively	1,713	1,518
Related parties	116	49
Inventories (Note 4)	784	772
Other current assets (Note 5)	251	158
Total current assets	3,146	2,773
Long-term assets:
Property, net	896	901
Operating lease right-of-use assets	182	168
Investments in affiliates (Note 6)	142	143
Intangible assets, net (Note 2)	7	7
Deferred tax assets	402	384
Other long-term assets (Note 5)	134	109
Total long-term assets	1,763	1,712
Total assets	$4,909	$4,485
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 10)	$67	$58
Accounts payable
Outside vendors	1,362	1,358
Related parties	170	172
Accrued liabilities (Note 7)	676	578
Total current liabilities	2,275	2,166
Long-term liabilities:
Long-term debt (Note 10)	2,074	3
Pension benefit obligations	207	217
Long-term operating lease liabilities	137	130
Other long-term liabilities (Note 7)	73	121
Total long-term liabilities	2,491	471
Total liabilities	4,766	2,637
Commitments and contingencies (Note 12)
Net parent equity:
Net parent investment	164	1,925
Accumulated other comprehensive loss (Note 14)	(212)	(268)
Total parent (deficit) equity	(48)	1,657
Noncontrolling interest	191	191
Total invested equity	143	1,848
Total liabilities and invested equity	$4,909	$4,485
See notes to condensed combined financial statements.

VERSIGENT PLC
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions)
Cash flows from operating activities:
Net income	$81	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60	52
Amortization	1	—
Restructuring expense, net of cash paid	20	(2)
Deferred income taxes	(7)	4
Pension and other postretirement benefit expenses	12	3
Income from equity method investments, net of dividends received	(2)	(5)
Loss on sale of assets	1	1
Share-based compensation	8	8
Changes in operating assets and liabilities:
Accounts receivable, net - outside customers	(195)	(111)
Accounts receivable, net - related parties	44	(20)
Inventories	(12)	(7)
Other assets	(10)	(4)
Accounts payable - outside vendors	37	(37)
Accounts payable - related parties	(2)	12
Accrued and other long-term liabilities	56	37
Other, net	(51)	13
Pension contributions	(5)	—
Net cash provided by operating activities	36	40
Cash flows from investing activities:
Capital expenditures	(66)	(37)
Net cash used in investing activities	(66)	(37)
Cash flows from financing activities:
Net proceeds (repayments) under short-term debt agreements - outside parties	9	(72)
Net proceeds under short-term debt agreements - related parties	—	12
Proceeds from issuance of senior notes and credit agreement, net of issuance costs	2,063	—
Cash distribution paid to Parent	(1,900)	—
Net transfers (to) from Parent	(130)	39
Dividend payments of consolidated affiliates to minority shareholders	(4)	—
Net cash provided by (used in) financing activities	38	(21)
Effect of exchange rate fluctuations on cash and cash equivalents	(2)	4
Increase (decrease) in cash and cash equivalents	6	(14)
Cash and cash equivalents at beginning of the period	276	201
Cash and cash equivalents at end of the period	$282	$187

	March 31,
	2026	2025
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$39	$27
See notes to condensed combined financial statements.

VERSIGENT PLC
CONDENSED COMBINED STATEMENTS OF NET PARENT INVESTMENT (Unaudited)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent (Deficit) Equity	Noncontrolling Interest	Total Invested Equity

2026	(in millions)
Balance at January 1, 2026	$1,925	$(268)	$1,657	$191	$1,848
Net income	78	—	78	3	81
Other comprehensive income	—	56	56	1	57
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	(4)	(4)
Share-based compensation	8	—	8	—	8
Cash distribution to Parent	(1,900)	—	(1,900)	—	(1,900)
Net transfers from Parent	53	—	53	—	53
Balance at March 31, 2026	$164	$(212)	$(48)	$191	$143

2025
Balance at January 1, 2025	$1,865	$(341)	$1,524	$198	$1,722
Net income	95	—	95	1	96
Other comprehensive income	—	16	16	—	16
Share-based compensation	8	—	8	—	8
Net transfers from Parent	39	—	39	—	39
Balance at March 31, 2025	$2,007	$(325)	$1,682	$199	$1,881
See notes to condensed combined financial statements.

VERSIGENT PLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Unaudited)
1. BUSINESS AND BASIS OF PRESENTATION
The separation— On January 22, 2025, Aptiv PLC (“Aptiv” or the “Parent”) announced its intention to separate its Electrical Distribution Systems business by means of a Spin-Off (the “Separation” or “Spin-Off”). On April 1, 2026 (the “Distribution Date”), the Spin-Off, which created Versigent PLC (“Versigent,” the “Company,” “we,” “us” or “our”), was completed in the form of a distribution of all of the ordinary shares of Versigent to holders of Aptiv’s ordinary shares on a pro rata basis. Each holder of record of Aptiv ordinary shares received one of our ordinary shares for every three Aptiv ordinary shares held on March 17, 2026 (the “Record Date”). In lieu of fractional shares of Versigent, stockholders of the Company received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising Aptiv’s Electrical Distribution Systems business are now owned directly, or indirectly through its subsidiaries, by Versigent. Versigent is an independent public company trading under the symbol “VGNT” on the New York Stock Exchange.
Nature of operations—We are a global leader in the design, development and manufacture of low voltage (“LV”) and high voltage (“HV”) electrical architectures. We are a global supplier of optimized vehicle architecture solutions to a broad customer base primarily comprised of original equipment manufacturers (“OEMs”) that manufacture increasingly software-defined, electrified and feature-rich vehicles. Our products provide the signal, power and data distribution that supports increased vehicle content and electrification and enables increased safety, reduced emissions and enhanced vehicle connectivity.
We sell our extensive portfolio of optimized solutions for signal, power and data distribution to leading OEMs of both light vehicles (passenger cars, trucks and vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). We believe our ability to support the growing trends of increased electrification of passenger and commercial vehicles, the enablement of enhanced safety features, and the consumer-driven demand for more in-vehicle electronics and features will provide continued opportunities for market share expansion and revenue growth.
We also develop, manufacture and sell our solutions to a number of adjacent end markets, including agriculture, construction, as well as grid and infrastructure, and have begun exploring other industrial end markets, including off-grid power storage and robotics. With a proven portfolio of solutions, we expect to leverage our long-standing customer relationships, technical expertise within power, data and signal distribution, and capabilities built serving the global automotive industry to further penetrate these adjacent markets.
Prior to the Spin-Off, the Company was comprised of operations conducted at legal entities which were directly or indirectly wholly-owned by Aptiv, the ultimate parent of Versigent.
Basis of presentation— These condensed combined unaudited interim financial statements (the “combined financial statements”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and reflect the combined historical results of the operations, financial position and cash flows of Versigent. All adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included. These combined financial statements should be read in conjunction with the audited combined financial statements, corresponding notes, and significant accounting policies included within the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026.
The Company operates its business as a single reportable segment, which includes LV and HV architectures. Prior to the Separation, Versigent operated as part of the Parent and not as a standalone company. The combined financial statements have been derived from the Parent’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as a component of the combined financial statements. The combined financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales provided by the Parent to Versigent and allocations of related assets, liabilities, and the Parent’s investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of the Parent. Related party allocations are further described in Note 3. Related-Party Transactions.
Prior to the Separation, Versigent depended on the Parent for all of its working capital and financing requirements, as the Parent used a centralized approach to cash management and financing of its operations, including the use of a global cash pooling arrangement. Accordingly, cash and cash equivalents held by the Parent at the corporate level were not attributable to Versigent for any of the periods presented. Only cash amounts specifically attributable to Versigent are reflected in the accompanying combined financial statements. Financing transactions related to the Company are accounted for as a component of Net parent investment in the combined balance sheets and as a financing activity on the accompanying combined statements of cash flows.

Third-party debt obligations of the Parent and the corresponding interest costs related to those debt obligations, specifically those that relate to senior notes, term loans and revolving credit facilities, have not been attributed to Versigent, as Versigent was not the legal obligor of such debt obligations. The only third-party debt obligations included in the combined balance sheets are those for which the legal obligor is a legal entity within Versigent. None of the Company’s assets were pledged as collateral under the Parent’s debt obligations as of March 31, 2026 and December 31, 2025.
As the Company was composed of certain Aptiv wholly-owned legal entities and certain components of other legal entities in which Versigent operated in conjunction with other Aptiv businesses, Net parent equity is shown in lieu of shareholders’ equity in the combined financial statements. Net parent investment represents the cumulative investment by the Parent in the Company through the dates presented, inclusive of operating results. Balances between Versigent and the Parent that were not historically settled in cash are included in Net parent investment. All significant transactions between the Company and the Parent have been included in the accompanying combined financial statements. Transactions with the Parent are reflected in the accompanying combined statements of net parent investment as Net transfers (to) from Parent, and in the accompanying combined balance sheets within Net parent investment.
All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying combined financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES
Principles of combination—The combined financial statements include the accounts of Versigent’s U.S. and non-U.S. subsidiaries and operations in which the Company holds a controlling interest. The combined financial statements include certain assets and liabilities that have historically been held at the Parent level but are specifically identifiable or otherwise attributable to Versigent. All significant intercompany transactions and accounts within the Company’s combined businesses have been eliminated. All intercompany transactions between the Company and the Parent have been included in these combined financial statements as Net parent investment. Expenses related to corporate allocations from the Parent to the Company are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded. In addition, transactions between the Company and the Parent’s other subsidiaries have been classified as related party, rather than intercompany, transactions within the combined financial statements.
During the three months ended March 31, 2026, Versigent received dividends of $2 million from its equity method investments. No dividends were received from equity method investments during the three months ended March 31, 2025. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
Use of estimates—The preparation of the combined financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.
Revenue recognition—Revenue is measured based on consideration specified in a contract with a customer. Customer contracts for production parts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. Substantially all of the Company’s revenue is generated from the sale of manufactured production parts, wherein there is a single performance obligation. Transfer of control and revenue recognition for the Company’s sales of production parts generally occurs upon shipment or delivery of the product, which is when title, ownership, and risk of loss pass to the customer and is based on the applicable customer shipping terms. Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Refer to Note 19. Segment Reporting and Revenue for further detail of the Company’s accounting for its revenue from sales of production parts.
From time to time, Versigent enters into pricing agreements with its customers that provide for price reductions on production parts, some of which are conditional upon achieving certain joint cost saving targets, which are accounted for as variable consideration. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment if available, or in the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order and requires estimation, the Company records consideration at the most likely amount that the Company expects to be entitled to based on historical experience and input from customer negotiations.
Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. In addition, from time to time, Versigent makes payments to customers in conjunction with ongoing business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments. However, certain other payments to customers, or upfront fees, meet the criteria to be considered a cost to obtain a contract as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable.
Versigent collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. Versigent reports the collection of these taxes on a net basis (excluded from revenues). Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales. Refer to Note 19. Segment Reporting and Revenue for further information.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less, for which the book value approximates fair value. The cash and cash equivalents presented in the combined balance sheets represents amounts specifically attributable to Versigent.
Accounts receivable—Versigent exchanges certain amounts of accounts receivable, primarily in the Asia Pacific region, for bank notes with original maturities greater than three months. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Bank notes held by the Company with original maturities of three months or less are classified as cash and cash equivalents within the combined balance sheets, and those with original maturities of greater than three months are classified as notes receivable within other current assets. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash.
Credit losses—Versigent is exposed to credit losses primarily through the sale of vehicle components and services. Versigent assesses the creditworthiness of a counterparty by conducting ongoing credit reviews, which considers the Company’s expected billing exposure and timing for payment, as well as the counterparty’s established credit rating. When a credit rating is not available, the Company’s assessment is based on an analysis of the counterparty’s financial statements. Versigent also considers contract terms and conditions, country and political risk, and business strategy in its evaluation. Based on the outcome of this review, the Company establishes a credit limit for each counterparty. The Company continues to monitor its ongoing credit exposure through active review of counterparty balances against contract terms and due dates, which includes timely account reconciliation, payment confirmation and dispute resolution. The Company may also employ collection agencies and legal counsel to pursue recovery of defaulted receivables, if necessary.
Versigent primarily utilizes historical loss and recovery data, combined with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of March 31, 2026 and December 31, 2025, the Company reported $1,829 million and $1,567 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $17 million for each period. Bad debt expense was de minimis during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recorded bad debt expense of $7 million, primarily related to a certain local customer that ceased operations in China. Other changes in the allowance were not material for the quarter ended March 31, 2025. Generally, the Company does not require collateral for its accounts receivable.
Inventories—As of March 31, 2026 and December 31, 2025, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 4. Inventories for additional information.
From time to time, payments may be received from suppliers. These payments from suppliers are recognized as a reduction of the cost of the material acquired during the period to which the payments relate. In some instances, supplier rebates are received in conjunction with or concurrent with the negotiation of future purchase agreements and these amounts are amortized over the prospective agreement period as purchases are made.
Intangible assets—Intangible assets were $7 million as of March 31, 2026 and December 31, 2025. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $1 million and de minimis for the three months ended March 31, 2026 and 2025, respectively.
Warranty and product recalls—Expected warranty costs for products sold are recognized at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 8. Warranty Obligations for additional information.
Income taxes— The Company’s domestic and foreign operating results were included in the income tax returns of the Parent, and the Company accounted for income taxes under the separate return method. Under this approach, the Company determined its deferred tax assets and liabilities and related tax expense as if it were filing separate tax returns. Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. In determining whether an uncertain tax position exists, the Company determines, based solely on its technical merits, whether the tax position is more likely than not to be sustained upon examination, and if so, a tax benefit is measured on a cumulative probability basis that is more likely than not to be realized upon the ultimate settlement. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. As it relates to changes in accumulated other comprehensive income (loss), the Company’s policy is to release tax effects from accumulated other comprehensive income (loss) when the underlying components affect earnings. Refer to Note 13. Income Taxes for additional information.
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The combined statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (loss) (“OCI”). The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income (loss) upon sale or upon complete or substantially complete liquidation of the respective entity. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction gains of $4 million and losses of $2 million were included in the combined statements of operations for the three months ended March 31, 2026, and 2025, respectively.
Restructuring—The Company continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements or statutory requirements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated. All other exit costs are expensed as incurred. Refer to Note 9. Restructuring for additional information.
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 80% of our total net sales for the three months ended March 31, 2026, and 2025. For the three months ended March 31, 2026, three customers each accounted for more than 10% of our consolidated net sales at 18%, 17% and 13%, respectively. For the three months ended March 31, 2025, three customers each accounted for more than 10% of our consolidated net sales at 18%, 15% and 11%, respectively.
Derivative financial instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria.
Prior to the Spin-Off, the Company participated in Aptiv’s hedging program, and the Company was allocated a portion of the impact from those activities. Aptiv managed our exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. In connection with the Spin-Off, Aptiv novated certain foreign currency and commodity forward contracts as well as foreign currency options to Versigent. As a result of the novations, Versigent recorded $97 million within accumulated other comprehensive loss during the first quarter of 2026. Following the Separation, the Company will directly manage exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies.

Exposure to fluctuations in currency exchange rates and certain commodity prices are managed by entering into a variety of forward and option contracts and swaps with various counterparties. Such financial exposures are managed in accordance with the policies and procedures of Versigent. Versigent does not enter into derivative transactions for speculative or trading purposes. As part of the hedging program approval process, Versigent identifies the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders, sales contracts, letters of intent, capital planning forecasts and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. Versigent does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. Hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed on an ongoing basis.
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At March 31, 2026 and December 31, 2025, the Company’s exposure to movements in interest rates was not hedged with derivative instruments.
Refer to Note 15. Derivatives and Hedging Activities and Note 16. Fair Value of Financial Instruments for additional information.
Pension and other post-retirement benefits (OPEB)—Certain of the Company’s non-U.S. subsidiaries sponsor defined-benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. In the fourth quarter of 2025, in advance of the Spin-Off, certain plans that were previously sponsored by Aptiv and included Versigent employees as well as employees of other Aptiv subsidiaries (the “Shared Plans”) were legally split and allocated to the Company. Prior to the legal separation and transfer, under the guidance in ASC 715, Compensation—Retirement Benefits, the Company accounted for the Shared Plans as multiemployer plans, and accordingly the Company did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension and other post-employment expenses of the Shared Plans were charged to Versigent based on the service cost of active participants. These expenses were funded through intercompany transactions with Aptiv that are reflected within the Net parent investment in the combined financial statements. Following the legal separation and transfer of these plans to the Company, the Company accounts for these plans as single-employer plans.
In addition, beginning in the fourth quarter of 2025, liabilities related to inactive employees in Germany under an Aptiv-sponsored plan that had not yet legally transferred to the Company due to regulatory reasons were attributed to the Company. Prior to completion of the legal transfer, Aptiv will pay the benefits due to these inactive employees on behalf of Versigent and Versigent will reimburse Aptiv. These liabilities are expected to be legally transferred in 2026.
Refer to Note 11. Pension Benefits for additional information.
Net parent investment—The Net parent investment account includes the accumulation of the Company’s historical earnings, dividend payments, and other transactions between the Company and the Parent.
Recently adopted accounting pronouncements—Versigent adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets in the first quarter of 2026. The amendments in this update provide a practical expedient for estimating credit losses for current accounts receivable and current contract assets that arise from transactions accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers. The adoption of this guidance did not have a significant impact on the Company’s combined financial statements.
Versigent adopted ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement in the first quarter of 2025. The amendments in this update require a joint venture to initially recognize all contributions received at fair value upon formation. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 and is to be applied prospectively. As the Company did not have any applicable joint venture formations during the year ended 2025 and first quarter of 2026, there was no impact to the Company’s combined financial statements upon adoption. The adoption of this guidance will be applied to any applicable joint venture formations that occur in future periods.
Versigent adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in the first quarter of 2025. The amendments in this update require public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. The amendments also require all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. The adoption of this guidance is only applicable to annual disclosures and resulted in incremental disclosures in the Company’s combined financial statements.
Recently issued accounting pronouncements not yet adopted—In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update address changes to the Codification that clarify, correct errors and make minor improvements, making the Codification easier to understand and apply. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s combined financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update provide clarifications intended to improve the consistency and usability of interim disclosure requirements and the applicability to Topic 270. The amendments also provide additional guidance for reporting material events occurring after the most recent annual period. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s combined financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in this update establish the accounting for government grants, including guidance for grants related to an asset and grants related to income. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its combined financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this update provide targeted improvements intended to enhance alignment between risk management activities and financial reporting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness and clarifications related to hedging non-financial items. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its combined financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments in this update exclude from derivative accounting non exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The amendments also provide clarification for share-based payments from a customer in a revenue contract. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s combined financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update clarify and modernize the accounting for costs related to internal-use software. The amendments also remove all references to prescriptive and sequential software development stages, as well as clarify disclosure requirements for capitalized software costs. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s combined financial statements.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this update clarify guidance for identifying the accounting acquirer in business combination effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity that meets the definition of a business. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s combined financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, that are included in each relevant income statement expense line item. The amendments also require qualitative descriptions of the amounts remaining in relevant expense line items not separately disaggregated quantitatively. Certain amounts already disclosed under existing U.S. GAAP are required to be included in the same disclosure as the other disaggregated income statement expense line items. In addition, the amendments require disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of those expenses. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance is expected to result in incremental disclosures in the Company’s combined financial statements.

3. RELATED-PARTY TRANSACTIONS
The Company has historically operated as part of the Parent and not as a standalone company. Accordingly, the Parent has allocated certain account balances and costs to the Company that are reflected within these combined financial statements. Management considers the allocation methodologies used by the Parent to be reasonable and to appropriately reflect the related expenses attributable to the Company for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate standalone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses the Company will incur in the future. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including the Company’s capital structure, information technology and infrastructure.
As described in Note 1. Business and Basis of Presentation, the Company participated in a global cash pooling arrangement operated by the Parent and certain of its subsidiaries, whereby cash generated by the Company was managed by Aptiv. This arrangement managed the working capital needs of the Company. The majority of the Company’s cash was transferred to Aptiv, and Aptiv funded the Company’s operating and investing activities as necessary. The cumulative net transfers related to these transactions are recorded in Net parent investment in the combined financial statements.
In connection with the Spin-Off, the Company paid a dividend of $1,900 million to the Parent.
Related Party Sales and Purchases
In the ordinary course of business, the Company enters into transactions with the Parent and certain of its subsidiaries for the sale or purchase of goods.
Net sales of products from Versigent to uncombined Aptiv affiliates totaled $2 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.
Total purchases from uncombined Aptiv affiliates totaled $192 million and $186 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026 and December 31, 2025, the net amount due to uncombined Aptiv affiliates was $54 million and $123 million, respectively.
Allocations of Costs Prior to the Spin-Off
The Company had certain services and functions provided to it by the Parent. These services and functions included, but were not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology services and support, cash management, payroll processing, pension and benefit administration and other shared services. These costs were allocated using methodologies that management believes were reasonable for the item being allocated. Allocation methodologies included direct usage when identifiable, as well as the Company’s relative share of revenues, headcount or functional spend as a percentage of the total.
The total costs for services and functions allocated to the Company from the Parent were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cost of sales	$13	$19
Selling, general and administrative	80	78
Total allocated costs from Parent	$93	$97

Net Parent Investment
Net parent investment in the combined financial statements represents Aptiv’s historical investment in the Company, the net effect of transactions with, and allocations from, Aptiv, as well as Versigent’s accumulated earnings and other comprehensive income (loss). Net transfers with the Parent are included within Net parent investment. The components of Net transfers (to) from Parent were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash pooling and general financing activities, net	$(216)	$(45)
Corporate cost allocations	93	97
Income taxes (1)	(7)	(13)
Net transfers (to) from Parent per combined statements of cash flows	(130)	39
Transfer of net assets with Parent	19	—
Related party receivables exchanged with Parent	111	—
Deferred and non-cash taxes settled with Parent through net parent investment (1)	53	—
Net transfers from Parent per combined statements of net parent investment	$53	$39
(1)Represents non-cash income tax impacts incurred in the respective period as a result of the application of the separate return basis with respect to the income tax provision and related balance sheet accounts within the combined financial statements, as further described in Note 13. Income Taxes, as well as taxes paid by the Parent.

4. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2026	December 31, 2025

	(in millions)
Productive material	$388	$382
Work-in-process	104	98
Finished goods	292	292
Total	$784	$772

5. ASSETS
Other current assets consisted of the following:

	March 31, 2026	December 31, 2025

	(in millions)
Derivative financial instruments (Note 15)	$81	$—
Value added tax receivable	79	65
Income and other taxes receivable	42	40
Prepaid insurance and other expenses	24	31
Reimbursable engineering costs	9	12
Deposits to vendors	8	1
Capitalized upfront fees (Note 19)	6	7
Other	2	2
Total	$251	$158

Other long-term assets consisted of the following:

	March 31, 2026	December 31, 2025

	(in millions)
Capitalized upfront fees (Note 19)	26	26
Reimbursable engineering costs	21	20
Income and other taxes receivable	19	19
Derivative financial instruments (Note 15)	16	—
Debt issuance costs	9	—
Deposits to vendors	4	5
Value added tax receivable	1	1
Other	38	38
Total	$134	$109

6. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Versigent’s operations, it has investments in two non-combined affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located in North America and Asia Pacific. The most significant investment is in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Versigent owns approximately 40%). The Company’s aggregate investments in affiliates was $142 million and $143 million as of March 31, 2026 and December 31, 2025, respectively. Dividends of $2 million for the three months ended March 31, 2026 have been received from these non-combined affiliates. There were no dividends received from these non-combined affiliates for the three months ended March 31, 2025. There were no impairment charges recorded for the three months ended March 31, 2026 and 2025.

7. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Payroll-related obligations	$215	$178
Income and other taxes payable	100	94
Restructuring (Note 9)	66	46
Operating lease liabilities	51	52
Employee benefits, including current pension obligations	47	36
Accrued freight	40	35
Customer deposits	29	32
Warranty obligations (Note 8)	13	14
Other	115	91
Total	$676	$578

Other long-term liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Deferred income taxes, net	30	29
Accrued income taxes	30	31
Restructuring (Note 9)	3	3
Payroll-related obligations	1	1
Tax indemnification liability (Note 13)	—	50
Other	9	7
Total	$73	$121

8. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. The Company has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, as of March 31, 2026. At March 31, 2026, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.
The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2026:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$14
Provision for estimated warranties incurred during the period	4
Settlements	(4)
Accrual balance at end of period	$14

9. RESTRUCTURING
Versigent’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing Versigent’s strategy, pursuant to significant restructuring programs.
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $46 million during the three months ended March 31, 2026. The charges recorded during the three months ended March 31, 2026 included approximately $33 million for the planned closure of a European manufacturing site.
There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $4 million for approved programs within the next twelve months.
During the three months ended March 31, 2025, the Company recorded employee-related and other restructuring charges totaling approximately $16 million, of which approximately $13 million was recognized for charges incurred for programs to downsize and close European manufacturing sites.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Versigent incurred cash expenditures related to its restructuring programs of approximately $26 million and $18 million in the three months ended March 31, 2026 and 2025, respectively.
The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2026:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2026	$49	$—	$49
Provision for estimated expenses incurred during the period	46	—	46
Payments made during the period	(26)	—	(26)
Accrual balance at March 31, 2026	$69	$—	$69
10. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs, as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in millions)
6.125% senior notes, due 2031 (net of $11 unamortized issuance costs)	789	—
6.375%, senior notes, due 2034 (net of $12 unamortized issuance costs)	788	—
Term Loan A, due 2031 (net of $5 unamortized issuance costs)	495	—
Finance leases and other	69	61
Total debt	2,141	61
Less: current portion	(67)	(58)
Long-term debt	$2,074	$3
Credit Agreement
On November 26, 2025, Versigent PLC and its wholly-owned subsidiaries Cyprium Corporation (“Cyprium U.S.”) and Cyprium Holdings Luxembourg S.À.R.L (“Cyprium Luxembourg”), entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.35 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Term Loan A Facility”) and a five-year $850 million senior secured revolving credit facility (the “Revolving Credit Facility”, together with the Term Loan A Facility, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. The Credit Facilities became available to Versigent PLC in connection with the Spin-Off. Approximately $14 million in debt issuance costs were incurred in connection with the Credit Agreement.
As of March 31, 2026, Versigent had no amounts outstanding under the Revolving Credit Facility and no letters of credit have been issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
The Credit Facilities are subject to an interest rate, at our option, of either (a) the Alternate Base Rate (“ABR” as defined in the Credit Agreement), or (b) the Term Benchmark Rate (the “Term SOFR”, “Adjusted EURIBOR”, “Adjusted Term CORRA”, or “Adjusted TIIE Rate”, each as defined in the Credit Agreement) or (c) Daily Simple RFR (“RFR Loan” as defined in the Credit Agreement), in each case, plus an applicable margin that is based on our total leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement). Interest is payable no less than quarterly. We may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement.
The applicable interest rate margins for the Credit Facilities will increase or decrease from time to time between 1.25% and 2.00% per annum (for Term Benchmark and RFR loans) and between 0.25% and 1.00% per annum (for ABR loans), in each case based upon changes to our total leverage ratio. Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees.

Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances will reduce availability under the Revolving Credit Facility.
We are obligated to make quarterly principal payments throughout the term of the Term Loan A Facility. Borrowings under the Credit Agreement are prepayable at our option without premium or penalty, subject to customary increased cost provisions.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness, liens, restricted payments, investments, asset dispositions, affiliate transactions, and amendments of certain indebtedness. In addition, the Credit Agreement requires that we maintain a total leverage ratio of not greater than 4.25:1.00 for the first four quarters following the availability date, 4.00:1.00 for the fifth through eighth quarters following the availability date, and 3.75:1.00 for all quarters thereafter, and an Interest Coverage Ratio (the ratio of Consolidated Adjusted EBITDA to Ratio Interest Expense, each as defined in the Credit Agreement) of at least 3.00:1.00. The Credit Agreement contains provisions pursuant to which, based upon our achievement of certain corporate credit ratings, certain covenants and/or our obligation to provide collateral to secure the Credit Facilities, will be suspended.
Cyprium U.S. and Cyprium Luxembourg are each borrowers under the Credit Agreement, under which such borrowings are guaranteed by Versigent PLC. Additional subsidiaries of Versigent PLC may be added as co-borrowers or guarantors under the Credit Agreement from time to time on the terms and conditions set forth in the Credit Agreement. The obligations of each borrower under the Credit Agreement will be jointly and severally guaranteed by each other borrower and by certain of our existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors will be secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in Versigent PLC.
Loans under the Term Loan A Facility bear interest, at Versigent’s option, at either (a) ABR or (b) Term Benchmark Rate and RFR (the “Benchmark Loans”) plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Facility on the specified dates are set forth below:

	March 31, 2026		December 31, 2025
	ABR plus	Benchmark Loans plus	ABR plus	Benchmark Loans plus
Term Loan A	0.50%	1.50%	N/A	N/A
Senior Unsecured Notes
On March 18, 2026, Cyprium U.S. and Cyprium Luxembourg issued $800 million aggregate principal amount of their 6.125% senior notes due 2031 (the “2031 Notes”) and $800 million aggregate principal amount of their 6.375% senior notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Notes”). The Notes were sold to investors in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Approximately $23 million in debt issuance costs were incurred in connection with the issuance of the Notes.
The 2031 Notes will mature on April 15, 2031 and were priced at 100% of par, resulting in a yield to maturity of 6.125%. Interest is payable semi-annually on April 15 and October 15 of each year to holders of record at close of business on April 1 or October 1 immediately preceding the interest payment date.
The 2034 Notes will mature on April 15, 2034 and were priced at 100% of par, resulting in a yield to maturity of 6.375%. Interest is payable semi-annually on April 15 and October 15 of each year to holders of record at close of business on April 1 or October 1 immediately preceding the interest payment date.
The proceeds received from the Notes offerings were deposited into escrow and subsequently released to Versigent PLC upon satisfaction of certain conditions in connection with the Spin-Off. From the date of the satisfaction of the escrow conditions, the notes are guaranteed, jointly and severally, on an unsecured basis, by each of our current and future domestic subsidiaries that guarantee our Credit Facilities, as described above. The proceeds from the Notes, together with the proceeds from the borrowings under the Credit Agreement, were used to fund a $1,900 million dividend to the Parent, with remaining proceeds used for general corporate purposes.
Other Financing
Finance leases and other—As of March 31, 2026 and December 31, 2025, approximately $69 million and $61 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $1 million for each of the three months ended March 31, 2026 and 2025.

11. PENSION BENEFITS
The Company sponsors defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. The Company’s primary plans are located in Mexico, Germany, Portugal and Turkey. Certain Mexican plans are funded. Certain of the Company’s Mexican plans, as well as the Turkey plan, provide for benefits payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. The Company does not have any U.S. pension assets or liabilities.
In the third and fourth quarters of 2025, in advance of the Spin-Off, certain plans that were previously sponsored by Aptiv and accounted for as multiemployer plans were legally separated and allocated to the Company. In addition, beginning in the fourth quarter of 2025, liabilities related to inactive employees in Germany under an Aptiv-sponsored plan that had not yet been legally transferred to the Company due to regulatory reasons were attributed to the Company. Prior to completion of the legal transfer, Aptiv will pay the benefits due to these inactive employees on behalf of Versigent and Versigent will reimburse Aptiv. The legal transfer is expected to be completed by the end of 2026.
In the first quarter of 2026, the Company recorded a curtailment loss of $4 million resulting from a workforce reduction related to a planned closure of a European manufacturing site.
The amounts shown below reflect the defined benefit pension expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Service cost	$3	$1
Interest cost	6	2
Expected return on plan assets	(1)	—
Curtailment loss	4	—
Net periodic benefit cost	$12	$3
The Company had $1 million of other postretirement benefit obligations as of March 31, 2026 and no other postretirement benefit obligations as of December 31, 2025.
Multiemployer Pension Plans
As described in Note 2. Significant Accounting Policies, prior to the legal split of plans in 2025, certain of the Company’s employees, primarily in Mexico and Germany, participated in the Shared Plans sponsored by Aptiv. The Company recorded expense of approximately $1 million for the three months ended March 31, 2025, to record its allocation of pension benefit service costs related to the Shared Plans.

12. COMMITMENTS AND CONTINGENCIES
Ordinary Business Litigation
The Company is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, alleged breaches of contracts, product warranties, intellectual property matters, and employment-related matters. It is the opinion of the Company that the outcome of such matters will not have a material adverse impact on the combined financial position, results of operations, or cash flows of the Company. With respect to warranty matters, although the Company cannot ensure that the future costs of warranty claims by customers will not be material, the Company believes its established reserves are adequate to cover potential warranty settlements.
Environmental Matters
The Company is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of March 31, 2026 and December 31, 2025, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities were de minimis. The Company cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, the Company’s results of operations could be materially affected. At March 31, 2026, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

13. INCOME TAXES
At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to unusual or infrequent items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or income tax contingencies is recognized in the interim period in which the change occurs.
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. Global economic conditions and geopolitical factors are difficult to predict and may cause fluctuations in our expected results of operations for the year, which could create volatility in our annual expected effective income tax rate. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.
The Company’s income tax (benefit) expense and effective tax rates for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025

	(dollars in millions)
Income tax (benefit) expense	$(9)	$29
Effective tax rate	(13)%	24%
The Company’s tax rate is affected by the fact that its parent entity is a Swiss resident tax payer, the tax rates in Switzerland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 includes net discrete tax benefits of approximately $24 million and net discrete tax expenses of $2 million, respectively. The net discrete tax benefits for the three months ended March 31, 2026 are primarily related to changes in reserves. The net discrete tax expenses for the three months ended March 31, 2025 are primarily related to provision to return adjustments.
Versigent is a Swiss resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Swiss tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $24 million and $27 million for the three months ended March 31, 2026 and 2025, respectively.
As part of the Spin-Off, we entered into a number of agreements with the Parent to govern the Separation and our relationship with the Parent following the Separation including a Tax Matters Agreement. Pursuant to the Tax Matters Agreement executed in connection with the Spin-Off, Aptiv will generally be responsible and indemnify us for taxes imposed on a joint return basis for periods ending on the Distribution Date. As a result of the execution of the Tax Matters Agreement during the quarter ended March 31, 2026, the Company released its remaining tax indemnification liability to the Parent through Net Parent Investment related to any joint return basis positions for periods ending on the Distribution Date.
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance”) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. Jurisdictions that have adopted the Framework may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. While the Guidance is applicable to the tax incentive granted to the Company’s Swiss subsidiary in 2023, a full valuation allowance against this attribute has been maintained since 2023. Therefore, the Guidance did not result in a change during the three months ended March 31, 2026 and 2025. No other deferred tax assets are impacted by the Guidance.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in 2025, with additional provisions applying in subsequent years. Included in these changes are favorable adjustments to deductions for interest, qualified property, and research and development expenditures, as well as reforms to the international tax framework. The Act will not have a material impact on the Company’s combined financial statements.

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss attributable to Versigent (net of tax) for the three months ended March 31, 2026 and 2025 are shown below:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(263)	$(337)
Aggregate adjustment for the period	(28)	16
Balance at end of period	(291)	(321)

Gains (losses) on derivatives:
Balance at beginning of period	—	—
Other comprehensive income before reclassifications (net tax effect of $(16) and $0)	87	—
Reclassification to income (nil net tax effect for all periods presented)	—	—
Balance at end of period	87	—

Pension and postretirement plans:
Balance at beginning of period	(5)	(4)
Other comprehensive loss before reclassifications (net tax effect of $(1) and $0)	(3)	—
Reclassification to income (nil net tax effect for all periods presented)	—	—
Balance at end of period	(8)	(4)
Accumulated other comprehensive loss, end of period	$(212)	$(325)

15. DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges
Versigent is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Versigent aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Versigent enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Versigent assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.
As of March 31, 2026, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	55,665	pounds	$316

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	22,368	MXN	$1,234
Chinese Yuan Renminbi	1,207	RMB	$175
As of March 31, 2026, Versigent has entered into derivative instruments to hedge cash flows extending out to March 2028.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of March 31, 2026 were $103 million (approximately $87 million, net of tax). Of this total, approximately $84 million of gains are expected to be included in cost of sales within the next 12 months and approximately $19 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Versigent determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the combined statements of cash flows.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other expense, net and cost of sales in the combined statements of operations.

Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the combined balance sheet as of March 31, 2026 is as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	March 31, 2026	Balance Sheet Location	March 31, 2026	March 31, 2026

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$32	Accrued liabilities	$—
Foreign currency derivatives*	Other current assets	53	Other current assets	3	$50
Commodity derivatives	Other long-term assets	10	Other long-term liabilities	—
Foreign currency derivatives*	Other long-term assets	7	Other long-term assets	1	6
Total derivatives designated as hedges		$102		$4

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$—	Other current assets	$1	$(1)
Total derivatives not designated as hedges		$—		$1
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the combined balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Versigent’s derivative financial instruments were in a net asset position as of March 31, 2026.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the combined statements of operations and combined statements of comprehensive income for the three months ended March 31, 2026 are as follows:

Three Months Ended March 31, 2026	Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$42	$—
Foreign currency derivatives	61	—
Total	$103	$—

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1

The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other expense, net in the combined statements of operations for the three months ended March 31, 2026.
Refer to Note 2. Significant Accounting Policies and Note 16. Fair Value of Financial Instruments for additional information.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements on a Recurring Basis
Derivative instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria. Versigent’s derivative exposures are with counterparties with long-term investment grade credit ratings. Versigent estimates the fair value of its derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. Versigent also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. The non-performance risk adjustment reflects the credit default spread (“CDS”) applied to the net commodity by counterparty and foreign currency exposures by counterparty. When Versigent is in a net derivative asset position, the counterparty CDS rates are applied to the net derivative asset position. When Versigent is in a net derivative liability position, estimates of peer companies’ CDS rates are applied to the net derivative liability position.
In certain instances where market data is not available, Versigent uses management judgment to develop assumptions that are used to determine fair value. This could include situations of market illiquidity for a particular currency or commodity or where observable market data may be limited. In those situations, Versigent generally surveys investment banks and/or brokers and utilizes the surveyed prices and rates in estimating fair value.
As of March 31, 2026, Versigent was in a net derivative asset position of $97 million, and no significant adjustments were recorded based on the evaluation of our own nonperformance risk and because Versigent’s exposures were to counterparties with investment grade credit ratings. Refer to Note 15. Derivatives and Hedging Activities for further information regarding derivatives.
As of March 31, 2026, Versigent had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2026:
Commodity derivatives	$42	$—	$42	$—
Foreign currency derivatives	55	—	55	—
Total	$97	$—	$97	$—

    Non-derivative financial instruments—Versigent’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which may consist of accounts receivable factoring arrangements, finance leases and other debt issued by Versigent’s non-U.S. subsidiaries, the Credit Facilities and all series of outstanding senior notes. The fair value of debt is developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. As of March 31, 2026, total debt was recorded at $2,141 million which approximated fair value. For all other financial instruments recorded at March 31, 2026, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Versigent also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Versigent recorded non-cash long-lived asset impairment charges of $7 million during the three months ended March 31, 2026 within cost of sales, primarily related to the declines in the fair value of certain fixed assets and a planned site exit. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Versigent has determined that the fair value measurements of long-lived and other assets principally fall in Level 3 of the fair value hierarchy.

17. OTHER EXPENSE, NET
Other expense, net included:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Interest income	$3	$1
Components of net periodic benefit cost other than service cost (Note 11)	(9)	(2)
Other, net	5	—
Other expense, net	$(1)	$(1)

18. SHARE-BASED COMPENSATION
Long-Term Incentive Plan
Certain U.S. and non-U.S. employees of Versigent are covered by the Parent-sponsored share-based compensation arrangements, the Aptiv PLC 2024 Long-Term Incentive Plan (the “2024 LTIP”) and the Aptiv PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “PLC LTIP”). The 2024 LTIP allows for the grant of awards of up to 9,880,000 Aptiv ordinary shares for long-term compensation. Prior to April 2024, Aptiv issued awards under the PLC LTIP, which allowed for the grant of awards of up to 25,665,448 Aptiv ordinary shares for long-term compensation.
Aptiv’s long-term incentive plans were designed to align the interests of management and shareholders. The awards can be in the form of shares, options, stock appreciation rights, restricted stock units (“RSUs”), performance awards and other share-based awards to the employees, directors, consultants and advisors of Aptiv. Aptiv has historically awarded annual long-term grants of RSUs under its long-term incentive plans in order to align management compensation with the overall business strategy. All of the RSUs granted under both the 2024 LTIP and PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. When applicable, dividend equivalents are paid out in ordinary shares upon vesting of the underlying RSUs. In addition, Aptiv has competitive and market-appropriate ownership requirements for its directors and officers.

Aptiv has made annual grants of RSUs to its executives each year beginning in 2012. These awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 40% of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 60% of the awards for Aptiv’s officers and 50% for Aptiv’s other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 240% (200% prior to 2025) of his or her target performance-based award based on Aptiv’s performance against established company-wide performance metrics, which are:

Metric	2025 Parent Grant	2022-2024 Parent Grants
Average return on invested capital (1)	70%	N/A
Software and adjacent market revenue	30%	N/A
Relative total shareholder return (2)	(3)	33%
Average return on net assets (4)	N/A	33%
Cumulative net income	N/A	33%
(1)Average return on invested capital is measured by tax-affected operating income divided by average invested capital. Average invested capital is measured by the sum of average total shareholders’ equity plus average net debt for each calendar year during the respective performance period.
(2)Relative total shareholder return is measured by comparing the average closing price per share of Aptiv’s ordinary shares for the specified trading days in December of the performance period to the average closing price per share of Aptiv’s ordinary shares for the specified trading days in December of the year preceding the grant, including dividends, and assessed against a comparable measure of competitor and peer group companies.
(3)The performance-based RSUs granted in 2025 are subject to a performance modifier based on relative total shareholder return, whereby the ultimate payout level of the performance-based RSUs may be adjusted upwards by 20% if relative total shareholder return is in the upper quartile against a comparable measure of competitor and peer group companies or downwards by 20% if in the bottom quartile for the specified trading days of the performance period as defined above. There will be no adjustment if relative total shareholder return is in the middle quartiles.
(4)Average return on net assets is measured by tax-affected operating income divided by average net working capital plus average net property, plant and equipment for each calendar year during the respective performance period.
The grant date fair value of the RSUs is determined based on the target number of awards issued, the closing price of Aptiv’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by a third-party valuation specialist with respect to the portion of the awards subject to relative total shareholder return.
Any new executives hired after the annual executive RSU grant date may have been eligible to participate in the 2024 LTIP. Aptiv has also granted additional awards to employees in certain periods under both the PLC LTIP and 2024 LTIP. Any off-cycle grants made to new hires or other employees are valued at their grant date fair value based on the closing price of Aptiv’s ordinary shares on the date of such grant.
A summary of RSU activity, including award grants, vesting and forfeitures for Versigent employees who participate in the Aptiv plans is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2026	292	$79.10
Granted	—	$—
Vested	(79)	$81.09
Forfeited	(26)	$74.55
Nonvested, March 31, 2026	187	$78.98
Share-based compensation expense within the combined financial statements has been allocated to Versigent based on the awards and terms previously granted to Versigent employees while part of Aptiv and includes the cost of Versigent employees who participate in the Aptiv plans as well as an allocated portion of the cost of Aptiv senior management awards. Share-based compensation expense recorded within the combined statement of operations, which includes the cost of Versigent employees who participate in the Aptiv plan as well as an allocated portion of the cost of Aptiv senior management awards, was $8 million ($7 million, net of tax) based on the Company’s best estimate of Aptiv’s ultimate performance against the respective targets during each of the three months ended March 31, 2026 and 2025. The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of Aptiv’s ultimate performance against the respective targets as of March 31, 2026, unrecognized compensation expense on a pretax basis of approximately $32 million is anticipated to be recognized over a weighted average period of approximately two years.

19. SEGMENT REPORTING AND REVENUE
The Company operates its core business as a single reportable segment, which includes Low Voltage and High Voltage electrical architectures. Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s chief operating decision maker (“CODM”) to assess performance and make internal operating decisions about allocating resources. The Company’s CODM is the Chief Executive Officer.
Generally, the Company’s management, including the CODM, utilizes net income (loss) to evaluate the Company’s performance, the allocation of operating and capital resources, determining the compensation of managers and certain other employees and for planning and forecasting purposes.
Included below are segment sales, significant expenses and operating data for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net sales	$2,212	$2,024
Less:
Cost of sales	1,968	1,775
Selling, general and administrative	97	105
Other segment items (1)	66	48
Net income	$81	$96
(1)Other segment items primarily include amortization, restructuring, separation costs, interest expense, other expense, net, income tax benefit (expense) and equity income, net.

Included below is additional segment information for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Income tax benefit (expense)	$9	$(29)
Equity income, net	$4	$5
Amortization	$(1)	$—
Other expense, net	$(1)	$(1)
Interest expense	$(5)	$(2)
Separation costs	$(26)	$(5)
Restructuring	$(46)	$(16)
Depreciation and amortization (1)	$(61)	$(52)
Capital expenditures	$(66)	$(37)
(1)Segment depreciation and amortization disclosed is included within segment cost of sales, selling, general and administrative expense and amortization expense disclosed.

Included below is balance sheet data as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Investment in affiliates	$142	$143
Segment assets	$4,909	$4,485
Nature of Goods and Services
The principal activity from which the Company generates its revenue is the manufacturing of production parts for OEM customers. The Company recognizes revenue for production parts at a point in time, rather than over time, as the performance obligation is satisfied when customers obtain control of the product upon title transfer and not as the product is manufactured or developed.
Although production parts are highly customized with no alternative use, the Company does not have an enforceable right to payment as customers have the right to cancel a product program without a notification period. The amount of revenue recognized is based on the purchase order price and adjusted for revenue allocated to variable consideration (i.e., estimated rebates and price discounts), as applicable. Customers typically pay for production parts based on customary business practices with payment terms averaging 60 days.
Refer to Note 2. Significant Accounting Policies for a complete description of the Company’s revenue recognition accounting policy.
Revenue by Product Line
Revenue by product line for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
High Voltage Electrical Architecture	$208	$224
Low Voltage Electrical Architecture	2,004	1,800
Total net sales	$2,212	$2,024

Revenue by Geographic Region
Net sales reflects the manufacturing location and is for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Geographic Markets
North America	$897	$822
Europe, Middle East & Africa	509	513
Asia Pacific	739	636
South America	67	53
Total net sales	$2,212	$2,024
Contract Balances
Consistent with the recognition of production parts revenue at a point in time title transfers to the customer, the Company has no contract assets or contract liabilities balances as of March 31, 2026 and December 31, 2025.
Remaining Performance Obligations
For production parts, customer contracts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. There are no contracts for production parts outstanding beyond one year. The Company does not enter into fixed long-term supply agreements.
As permitted, the Company does not disclose information about remaining performance obligations that have original expected durations of one year or less for production parts.
Payments to Customers
From time to time, the Company makes payments to customers in conjunction with ongoing business. These payments to customers are generally one-time, upfront payments made in connection with the award of new business to us and are recognized as a reduction to revenue at the time of the commitment to make these payments. The amount of these payments was not significant for the three months ended March 31, 2026 and 2025.
However, certain of these payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of March 31, 2026 and December 31, 2025, the Company has recorded $32 million (of which $6 million was classified within other current assets and $26 million was classified within other long-term assets) and $33 million (of which $7 million was classified within other current assets and $26 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $2 million and $1 million for each of the three months ended March 31, 2026 and 2025, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Versigent (“Versigent,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: disruptions in the supply of raw materials and other supplies integral to our products; future significant public health crises and other global health crises and the measures taken in response thereto; a prolonged recession and/or a downturn in global automotive sales; the volatile global economic environment and geopolitical conditions, including conditions affecting the credit market and global inflationary pressures; our reliance on relationships with collaborative partners and other third parties for product development and such parties’ failure to perform; employee strikes and labor-related disruptions involving us or one or more of our customers affecting our operations; fluctuations in interest rates and foreign currency exchange rates; our failure to comply with the numerous laws and regulations to which we are subject; adverse developments affecting one or more of our suppliers; any adverse impact of legal proceedings and disputes in which we are involved; challenges to our historical and future tax positions by taxing authorities; an increase in our tax burden due to ongoing or future tax audits; our failure to attract and retain key salaried employees and management personnel; our failure to manage the transition to a standalone public company; our failure to achieve some or all of the benefits expected from the Spin-Off and other risks related to the completion of the Spin-Off. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Versigent disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of Versigent PLC (“Versigent”) for the three months ended March 31, 2026. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in the following sections:
•Spin-Off from Aptiv
•Basis of Presentation
•Executive Overview
•Results of Operations
•Non-GAAP Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Significant Accounting Policies and Critical Accounting Estimates
•Recently Issued Accounting Pronouncements
Within this MD&A, “Versigent,” the “Company,” “we,” “us” and “our” refer to Versigent PLC. “Aptiv” or “Parent” refers to Aptiv PLC. The Company’s ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “VGNT.”
Spin-Off from Aptiv
On January 22, 2025, Aptiv PLC (“Aptiv” or the “Parent”) announced its intention to separate its Electrical Distribution Systems business by means of a Spin-Off (the “Separation” or “Spin-Off”). On April 1, 2026 (the “Distribution Date”), the Spin-Off, which created Versigent PLC (“Versigent,” the “Company,” “we,” “us” or “our”), was completed in the form of a distribution of all of the ordinary shares of Versigent to holders of Aptiv’s ordinary shares on a pro rata basis. Each holder of record of Aptiv ordinary shares received one of our ordinary shares for every three Aptiv ordinary shares held on March 17, 2026 (the “Record Date”). In lieu of fractional shares of Versigent, stockholders of the Company received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising Aptiv’s Electrical Distribution Systems business are now owned directly, or indirectly through its subsidiaries, by Versigent. Versigent is an independent public company trading under the symbol “VGNT” on the New York Stock Exchange.
As part of the Spin-Off, we entered into a number of agreements with the Parent to govern the Separation and our relationship with the Parent following the Separation, including a Separation and Distribution Agreement, Transition Services Agreement, supply agreements, Tax Matters Agreement and Employee Matters Agreement. Refer to the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026 for a description of the material terms of these agreements. These agreements provided for the allocation between Versigent and Aptiv of the Parent’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between the Company and Parent after the Spin-Off.
Basis of Presentation
Versigent’s historical combined financial statements have been prepared on a carve-out basis and are derived from Aptiv’s consolidated financial statements and accounting records. Therefore, these financial statements reflect, in conformity with U.S. GAAP, Versigent’s combined financial position, results of operations and cash flows as the business was historically operated as part of Aptiv prior to the Spin-Off. These financial statements may not be indicative of Versigent’s future performance and do not necessarily reflect what Versigent’s combined financial position, results of operations and cash flows would have been had Versigent operated as a separate, publicly traded company during the periods presented, particularly because the Company expects that changes will occur in our operating structure and its capitalization as a result of the Separation from Aptiv.
Versigent’s combined statements of operations include its direct expenses for cost of goods sold, research and development, sales and marketing, distribution, and administration as well as allocations of certain general, administrative, sales and marketing expenses and cost of sales provided by Aptiv to Versigent and allocations of related assets, liabilities, and Parent’s investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of the Parent. Related party allocations are further described in Note 3. Related-Party

Transactions to the audited combined financial statements. Aptiv will continue to provide some of the services related to these general and administrative functions on a transitional basis for a fee following the Spin-Off.

Executive Overview
Our Business
Versigent is a global leader in the design, development and manufacture of low voltage (“LV”) and high voltage (“HV”) electrical architectures. We are a global supplier of optimized vehicle architecture solutions to a broad customer base primarily comprised of original equipment manufacturers (“OEMs”) that manufacture increasingly software-defined, electrified and feature-rich vehicles. Our products provide the signal, power and data distribution that supports increased vehicle content and electrification and enables increased safety, reduced emissions, and enhanced vehicle connectivity.
We sell our extensive portfolio of optimized solutions for signal, power and data distribution to leading OEMs of both light vehicles (passenger cars, trucks and vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). We believe our ability to support the growing trends of increased electrification of passenger and commercial vehicles, the enablement of enhanced safety features and the consumer-driven demand for more in-vehicle electronics and features will provide continued opportunities for market share expansion and revenue growth.
We also develop, manufacture and sell our solutions to a number of adjacent end markets, including agriculture, construction and grid and infrastructure, and have begun penetrating other industrial end markets, including off-grid power storage and robotics. With a proven portfolio of solutions, we expect to leverage our long-standing customer relationships, technical expertise within power, data and signal distribution, and capabilities built serving the global automotive industry to further penetrate these adjacent markets.
Business Strategy
Our strategy is to continue to develop market-relevant technologies that solve our OEM customers’ increasingly complex challenges and leverage our portfolio of signal, power and data solutions, global manufacturing capabilities, and lean and flexible cost structure to continue to penetrate the automotive, commercial vehicle and adjacent markets to deliver strong revenue growth, margin expansion, earnings and cash flow growth.
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global vehicle production increased 4% from 2024 to 2025, reflecting increased production of 10% in China and 1% in South America, our smallest region, partially offset by declines of 2% in North America and 1% in Europe. Refer to Note 19. Segment Reporting and Revenue for financial information concerning principal geographic areas.
Economic volatility or weakness in North America, Europe, Asia Pacific or, to a lesser extent, South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Global inflationary pressures have, at times, both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our sales and profitability, and this trend has continued in 2026. There is also potential that geopolitical factors could adversely impact the United States and other economies, and specifically the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement (the “USMCA”), increases in trade tariffs, import quotas and other trade restrictions or actions, including retaliatory responses to such actions, or other political pressures have affected and could continue to affect our operations and the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars). While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
Ukraine/Russia conflict. The conflict between Ukraine and Russia, which began in February 2022, has had, and is expected to continue to have, negative economic impacts to both countries and to the European and global economies. In response to the conflict, the E.U., the United States and other governments implemented broad economic sanctions against Russia. These countries may impose further sanctions and take other actions as the situation continues.

Ukraine and Russia are significant global producers of raw materials used in our supply chain, including copper, aluminum, palladium and neon gases. Disruptions in the supply and volatility in the price of these materials and other inputs produced by Ukraine or Russia, including increased logistics costs and longer transit times, could adversely impact our business and results of operations. The conflict has also increased the possibility of cyberattacks occurring, which could either directly or indirectly impact our operations. Furthermore, the conflict has caused our customers to analyze their continued presence in the region and future customer production plans in the region remain uncertain.
We do not have a material physical presence in Ukraine, with less than 1% of our workforce located in the country as of December 31, 2025 and less than 1% of our net sales for the year ended December 31, 2025 generated from manufacturing facilities in Ukraine. However, the impacts of the conflict have adversely impacted, and may continue to adversely impact, global economies, and in particular, the European economy, a region which accounted for approximately 24% of our net sales for the year ended December 31, 2025.
We continue to monitor the situation and will seek to minimize its impact to our business, while prioritizing the safety and well-being of our employees located in Ukraine and our compliance with applicable laws and regulations in the locations where we operate. Any of the impacts mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
Global supply chain disruptions. Global supply chain disruptions have in the past and could in the future lead to interruptions in our production, which could impact our ability to fully meet the vehicle production demands of OEMs at times due to events which are outside our control. For example, as a result of the rapidly evolving trade policies and tariff actions, the uncertainty in the automotive industry has increased, which could adversely affect our business and financial results. We will continue to actively monitor our global supply chain and will seek to aggressively mitigate and minimize the impact of any future disruptions on our business.
In addition, we are carrying critical inventory items and key components, and we continue to procure productive, raw material and non-critical inventory components in order to satisfy our customers’ vehicle production schedules. As of March 31, 2026 and December 31, 2025, we have not experienced any significant shortages of raw materials, however, as a result of our customers’ recent production volatility and cancellations, our balance of productive, raw and component material inventories has increased substantially from customary levels. These changes to the production environment were primarily driven by the global supply chain disruptions that impacted the automotive industry at times during previous years. We continue to actively monitor and manage inventory levels across all inventory types in order to maximize both supply continuity and the efficient use of working capital. Normally we do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Key growth markets. We believe our strong global presence has positioned us to generate strong growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue expanding our worldwide leadership. We continue to build upon our extensive geographic reach to capitalize on fast-growing automotive markets. We believe that our presence in best cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
We have a strong local presence in China, including a major manufacturing base and well-established customer relationships. There have been periods of increased market volatility and moderation in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Automotive production in China experienced growth of 10% in 2025, which follows growth of 4% in 2024. Despite the market volatility and moderation in the level of economic growth in China, rising income levels in China and other key growth markets are expected to result in stronger growth rates in these markets over the long-term.
Our business in China remains sensitive to economic and market conditions that impact automotive sales volumes in China and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China. Our business in China may also be impacted by the expanding market share of domestic Chinese OEMs in the China market, which has led to declines in revenue and market share of non-Chinese OEMs, resulting in certain traditional OEMs taking steps to reduce or restructure their operations in China. However, we continue to believe this market will benefit from long-term demand for new vehicles and stringent governmental regulation driving increased vehicle content, including accelerated demand for electrified vehicles.
Market driven products. Our extensive portfolio of advanced technologies and optimized solutions for signal, power and data distribution satisfy the OEM’s needs to meet increasingly stringent government regulations and meet consumer preferences for increased vehicle content and technology. Our comprehensive portfolio of LV and HV signal, power and data distribution and charging solutions is expected to further benefit from long-term secular industry megatrends of increasing vehicle electrification and feature and content growth. We are committed to continuing to invest in products, solutions and capabilities that solve our customers’ biggest challenges. We expect our investment in new technologies to accelerate our diversification and penetration into non-automotive markets. Key focus areas for future innovation include new cable and harness technologies and solutions, and design and assembly automation that enable the continued development of electrified, software-defined vehicles. Our focus on and investments in developing and acquiring new, innovative technologies will support future growth as well as further diversification across customers and end markets. While we have identified high voltage electrification systems as a key product market, certain of our OEM customers have recently announced delays in their electric vehicle investment strategies amidst reduced expectations for future consumer demand for these products, particularly in North America.
Global capabilities and risks. Many OEMs are continuing to develop vehicle platforms intended to increase standardization, reduce per-unit cost and increase capital efficiency and profitability. In addition, geopolitical tensions are also forcing them to regionalize their supply chain. As a result, OEMs prefer suppliers that have the capability to manufacture products on a global basis with manufacturing and design flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities, are best positioned to benefit from this trend. Our global manufacturing footprint enables us to efficiently manufacture in and supply from best cost countries at scale. Our regional teams allow us to stay connected to local market requirements and more closely partner with our customers during all phases of the development process, from design through production, while maintaining focus on increasing efficiency and lowering costs. Increasing manufacturing automation, footprint rotation to best cost countries, and other operational initiatives have supported our commitment to continuous improvement, leveraging scale and enhancing efficiency to improve our margins.
Our operations are subject to certain risks inherent in doing business globally, including military conflicts in regions in which we operate, changes in laws or regulations governing labor, trade, or other monetary or tax fiscal policy changes, including the Organisation for Economic Co-operation and Development (“OECD”) Pillar Two Framework (the “Framework”), tariffs, quotas, customs and other import or export restrictions or trade barriers.
Existing free trade laws and regulations, such as the USMCA, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs, taxes or non-tariff barriers on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, on April 2, 2025, the United States government announced tariffs of at least 10% across imported goods from certain countries, with rates even higher for goods from countries with a high trade deficit with the United States. Subsequent to this announcement, a number of other countries announced tariffs on U.S. goods and/or have negotiated or continue to negotiate trade agreements with the United States. On February 20, 2026, the U.S. Supreme Court issued a ruling regarding certain tariffs imposed under the International Economic Powers Act (“IEEPA”), invalidating many of the tariffs imposed on U.S. imports in 2025 discussed above.
While the impacts to the Company resulting from these incremental tariffs were not significant during the three months ended March 31, 2026, the future impact of any announced tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Despite recent trade negotiations and the potential for trade agreements between the United States and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs and any associated retaliatory measures, as well as the potential for additional tariffs or trade barriers by the United States, Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.
In addition, effective January 1, 2025, the government of Mexico implemented country-wide statutory minimum wage increases of 12%. The government of Mexico has also indicated it may implement other labor reforms, such as an initiative to shorten the work week from 48 to 40 hours. While management has implemented measures to mitigate the impact of these labor reforms on our cost structure, we cannot predict the ultimate future impact on our business.
The outbreak of armed conflicts in the Middle East beginning in October 2023 and including the 2026 Iran conflict has also created numerous uncertainties, including the risk that the conflicts spread throughout the broader region, and their impact on the global economy, fuel prices and supply chains. In addition, as described above, the conflict between Ukraine and Russia has also created numerous economic uncertainties, including the potential for further sanctions against Russia, the impact on the global supply chain for raw materials produced in each country, as well as increased logistics costs and transit times, and the actions of automotive OEMs and suppliers as they relate to production plans in each country and within the region. We are also subject to risks associated with actions taken by governmental authorities to impose changes in laws or regulations that restrict certain business operations, trade or travel in response to a pandemic or widespread outbreak of an illness. The impacts of any of these factors mentioned above, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Product development. The automotive technology and components industry is highly competitive and is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost competitive basis will be a significant factor in our ability to remain competitive. To compete effectively in the automotive technology and components industry, we must be able to develop and launch new products to meet our customers’ demands in a timely manner. With our innovative technologies and robust global engineering and development capabilities we are well positioned to meet the increasingly stringent vehicle manufacturer demands and consumer preferences for high-technology content in automobiles.
OEMs are increasingly looking to their suppliers to simplify vehicle design and assembly processes to reduce costs. As a result, OEMs prefer suppliers that have the capability to manufacture products on a global basis with manufacturing automation and design flexibility to adapt to regional variations. Designing electrical architectures for increased automation requires innovative approaches and greater collaboration with OEMs; given our engineering expertise and strong customer relationships, we believe we are well positioned to drive the transition to higher levels of automation. Suppliers that can provide fully engineered solutions, such as our Company, are positioned to leverage the trend toward system sourcing from global suppliers.
Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We have a team of approximately 8,000 scientists, engineers and technicians focused on innovating and developing leading product solutions for our key markets, located at six technical centers in China, Germany, Mexico, Poland and the United States. Our total investment in research and development, including engineering, was approximately $332 million for the year ended December 31, 2025, which includes approximately $58 million of co-investment by customers and government agencies. Each year we share some engineering expenses with OEMs and government agencies which generally range from 15% to 20% of engineering expenses. This level of co-investment supports product development, accelerates the pace of innovation and reduces the risk associated with successful commercialization of technological breakthroughs. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions.
In the past, suppliers often incurred the initial cost of engineering, designing and developing automotive component parts, and recovered their investments over time by including a cost recovery component in the price of each part based on expected volumes. Recently, we and many other suppliers have negotiated for cost recovery payments independent of volumes. This trend reduces our economic risk.
We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative solutions to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced solutions. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies. We expect expenditures for research and development activities, including engineering, net of co-investment, to be approximately $305 million for the year ended December 31, 2026.
We maintain a portfolio of approximately 700 patents and protective rights in the operation of our business as of December 31, 2025. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. Similarly, while our trademarks are important to identify our position in the industry, we do not believe that any of these are individually material to our business.
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient production cost savings in the future to offset price reductions. In addition, during recent years, global economies and our industry were subjected to significant inflationary cost pressures, and we continue to face additional potential impacts from the rapidly evolving trade policies and tariff actions. We continue to work with our customers, both through price recoveries and adjustments as well as future pricing adjustments as contracts renew, to mitigate the impact of these inflationary pressures on our results of operations.
We are focused on maintaining a low fixed cost structure that provides us flexibility to remain profitable at all points of the traditional vehicle industry production cycle. As a result, substantially all of our hourly workforce is located in best cost countries. Furthermore, we have considerable operational flexibility by leveraging a large workforce of contingent workers, which represented approximately 33% of the hourly workforce as of March 31, 2026. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our ongoing restructuring programs focused on reducing our global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
OEM product recalls. The number of vehicles recalled globally by OEMs has increased above historical levels. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, as automotive components are increasingly standardized across regions, the level of recalls outside of the United States may also increase. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Although we engage in extensive product quality programs and processes, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
Efficient use of capital. The global vehicle components industry is generally capital intensive and a portion of a supplier’s capital equipment is frequently utilized for specific customer programs. Lead times for procurement of capital equipment are long and typically exceed start of production by one to two years. Substantial advantages exist for suppliers that can leverage their prior investments in capital equipment or amortize the investment over higher volume global customer programs.
Industry consolidation and disruptive new entrants. Consolidation among worldwide OEMs and suppliers is expected to continue as these companies seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies and build stronger customer relationships. Additionally, the rise of advanced software and technologies in vehicles has attracted new and disruptive entrants from outside the traditional automotive supply industry. These entrants may seek to gain access to certain vehicle component markets. Any of these new competitors may develop and introduce components that gain greater customer or consumer acceptance, which could adversely affect the future growth of the Company. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of these trends.

Results of Operations
Versigent typically experiences fluctuations in revenue due to changes in OEM production schedules, vehicle sales mix and the net of new and lost business (which we refer to collectively as volume), increased prices attributable to escalation clauses in our supply contracts for recovery of increased commodity costs (which we refer to as commodity pass-through), fluctuations in foreign currency exchange rates (which we refer to as “FX”), contractual reductions of the sales price to the OEM (which we refer to as contractual price reductions) and engineering changes. Changes in sales mix can have either favorable or unfavorable impacts on revenue. Such changes can be the result of shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEMs’ vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.
We typically experience (as described below) fluctuations in operating income due to:
•Volume, net of contractual price reductions—changes in volume offset by contractual price reductions (which typically range from 1% to 3% of net sales) and changes in mix;
•Operational performance—changes to costs for materials and commodities or manufacturing and engineering variances; and
•Other—including restructuring costs and any remaining variances not included in Volume, net of contractual price reductions or Operational performance.
The automotive technology and component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. For instance, the industry has recently been subjected to increased pricing pressures, specifically in relation to copper, which has experienced significant volatility in price. We have also been impacted globally by increased overall inflation as a result of a variety of global trends. Due to various factors, the industry has recently been impacted by increased operating and logistics challenges from certain global supply chain disruptions. For example, the rapidly evolving trade policies and tariff actions could result in increased pricing pressures on our global supply chain, which could adversely affect our business and financial results. We expect commodity cost volatility to have a continual impact on future earnings and/or operating cash flows. As such, management continues to seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with our customers and/or suppliers, using alternate suppliers or product designs, and negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts. We have also negotiated, and will continue to negotiate as necessary, price increases with our customers in response to the aforementioned increased overall inflation and global supply chain disruptions.
Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
The results of operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026		2025		Favorable/(unfavorable)
	(dollars in millions)
Net sales	$2,212		$2,024		$188
Cost of sales	1,968		1,775		(193)
Gross margin	244	11.0%	249	12.3%	(5)
Selling, general and administrative	97		105		8
Amortization	1		—		(1)
Restructuring	46		16		(30)
Separation costs	26		5		(21)
Operating income	74		123		(49)
Interest expense	(5)		(2)		(3)
Other expense, net	(1)		(1)		—
Income before income taxes and equity income	68		120		(52)
Income tax benefit (expense)	9		(29)		38
Income before equity income	77		91		(14)
Equity income, net of tax	4		5		(1)
Net income	81		96		(15)
Net income attributable to noncontrolling interest	3		1		2
Net income attributable to Versigent	$78		$95		$(17)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2026 versus March 31, 2025.

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Commodity pass-through	Other	Total

	(in millions)			(in millions)
Total net sales	$2,212	$2,024	$188	$66	$66	$56	$—	$188
Total net sales for the three months ended March 31, 2026 increased 9% compared to the three months ended March 31, 2025. Our volumes increased 3% for the period, which primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to decreased global automotive production of 3%. The increase in volumes reflect the impacts of favorable pricing, net of contractual price reductions, of $6 million. In addition, our net sales reflect favorable foreign currency impacts, primarily related to the Euro.
Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $193 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as summarized below. The Company’s material cost of sales was approximately 55% of net sales for each of the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$1,968	$1,775	$(193)	$(46)	$(80)	$13	$(80)	$(193)
Gross margin	$244	$249	$(5)	$20	$(14)	$13	$(24)	$(5)
Percentage of net sales	11.0%	12.3%
(a)Presented net of contractual price reductions for gross margin variance.
The increase in cost of sales reflects the impacts of increased volumes and currency exchange. Cost of sales was also impacted by the following item in Other above:
•$87 million of increased commodity costs.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$97	$105	$8
Percentage of net sales	4.4%	5.2%
Selling, general and administrative expense (“SG&A”) primarily includes administrative expenses, information technology costs, incentive compensation related cost. SG&A decreased as a percentage of net sales for the three months ended March 31, 2026 compared to 2025, primarily due to a decrease in bad debt expense.
Amortization

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Amortization	$1	$—	$(1)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during three months ended March 31, 2026 reflects the continued amortization of our intangible assets.
Restructuring

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$46	$16	$(30)
Percentage of net sales	2.1%	0.8%
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. During the three months ended March 31, 2026, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $46 million, including the recognition of approximately $33 million for the planned closure of a European manufacturing site.
During the three months ended March 31, 2025, Versigent recorded employee-related and other restructuring charges totaling approximately $16 million, which reflect programs to align manufacturing capacity with the current levels of automotive production in each region. The charges recorded during the three months ended March 31, 2025 included the recognition of approximately $13 million for programs to downsize European manufacturing sites.

We expect to continue to incur additional restructuring expense in 2026 and beyond, primarily related to programs focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the levels of automotive production. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 9. Restructuring to the combined financial statements contained herein for additional information.
Separation costs

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Separation costs	$26	$5	$(21)
The Company incurred separation costs of $26 million and $5 million during the three months ended March 31, 2026 and 2025, respectively, which include one-time expenses related to the planning and execution of the Separation. The Company expects to continue to incur additional expenses related to the Separation in 2026.
Interest Expense

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Interest expense	$5	$2	$(3)
Interest expense was $5 million and $2 million for the three months ended March 31, 2026 and 2025, respectively. The increase was related to the issuance of our Senior Notes and Credit Agreement in connection with the Separation. Refer to Note 10. Debt, to the combined financial statements contained herein for additional information.
Other Expense, Net

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Other expense, net	$1	$1	$—
Other expense, net for the three months ended March 31, 2026 primarily includes $9 million of net periodic benefit cost other than service cost, offset by interest income of $3 million and other gains of $5 million. Other expense, net for the three months ended March 31, 2025 primarily includes $2 million of net periodic benefit cost other than service cost. Details of pension and postretirement benefits are further described in Note 11. Pension Benefits to the combined financial statements contained herein.
Refer to Note 17. Other Expense, Net, to the combined financial statements contained herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Income tax (benefit) expense	$(9)	$29	$38

The Company’s tax rate is affected by the fact that its Parent entity is a Swiss resident taxpayer, the tax rates in Switzerland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 includes net discrete tax benefits of approximately $24 million and net discrete tax expenses of $2 million, respectively. The net discrete tax benefits for the three months ended March 31, 2026 are primarily related to changes in reserves. The net discrete tax expenses for the three months ended March 31, 2025 are primarily related to provision to return adjustments.
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance”) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. Jurisdictions that have adopted the Framework may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. While the Guidance is applicable to the tax incentive granted to the Company’s Swiss subsidiary in 2023, a full valuation allowance against this attribute has been maintained since 2023. Therefore, the Guidance did not result in a change during the three months ended March 31, 2026 and 2025. No other deferred tax assets are impacted by the Guidance.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to Versigent beginning in 2025, with additional provisions applying in subsequent years. Included in these changes are favorable adjustments to deductions for interest, qualified property, and research and development expenditures, as well as reforms to the international tax framework. The Act will not have a material impact on the Company’s combined financial statements.
Refer to Note 13. Income Taxes to the combined financial statements contained herein for additional information.
Equity Income

	Three Months Ended March 31,
	2026	2025	Favorable/ (unfavorable)

	(in millions)
Equity income, net of tax	$4	$5	$(1)
Equity income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. Refer to Note 6. Investments in Affiliates to the unaudited combined interim financial statements included elsewhere in this information statement for additional information.

Non-GAAP Measures
We use both U.S. GAAP and non-GAAP financial measures for operational and financial decision making, and to assess Company performance.
Adjusted EBITDA is a non-GAAP measure, which is defined as net income before depreciation and amortization (including asset impairments), interest expense, income tax (expense) benefit, other income (expense), net, equity income (loss), net of tax, restructuring, separation costs related to the Spin-Off, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), and other special items. Not all companies use identical calculations of Adjusted EBITDA, therefore this presentation may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA Margin is a non-GAAP measure, which is defined as Adjusted EBITDA as a percentage of net sales.

Adjusted EBITDA
We believe Adjusted EBITDA and Adjusted EBITDA Margin are useful measures in assessing the Company’s operational profitability or loss that, when reconciled to the corresponding U.S. GAAP measure, provide improved comparability between periods through the exclusion of certain items that we believe are not indicative of the Company’s core operating performance and that may obscure underlying business results and trends. We also use adjusted EBITDA for internal planning and forecasting purposes.
Adjusted EBITDA and Adjusted EBITDA Margin should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income (loss) attributable to Versigent and net income (loss) margin, which are the most directly comparable financial measures to Adjusted EBITDA and Adjusted EBITDA Margin that are prepared in accordance with U.S. GAAP. Adjusted EBITDA and Adjusted EBITDA Margin, as determined and measured by the Company, should also not be compared to similarly titled measures reported by other companies. EBITDA margin represents EBITDA as a percentage of net sales, and Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales.
Adjusted EBITDA for the Three Months Ended March 31, 2026 versus the Three Months Ended March 31, 2025
The reconciliations of net income attributable to Versigent to Adjusted EBITDA for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026		2025
	(dollars in millions)
	$	Margin	$	Margin
Net income attributable to Versigent	$78	3.5%	$95	4.7%
Interest expense	5		2
Income tax (benefit) expense	(9)		29
Net income attributable to noncontrolling interest	3		1
Depreciation and amortization	61		52
EBITDA	$138	6.2%	$179	8.8%
Other expense, net	1		1
Equity income, net	(4)		(5)
Restructuring	46		16
Separation costs	26		5
Net gain on lease terminations	(4)		—
Other acquisition and portfolio project costs	—		2
Adjusted EBITDA	$203	9.2%	$198	9.8%

Below is a summary of our Adjusted EBITDA for the three months ended March 31, 2026 versus 2025.

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Adjusted EBITDA	$203	$198	$5	$20	$13	$(28)	$5
As noted in the table above, Adjusted EBITDA for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was impacted by favorable volume and the impact of favorable pricing of $6 million, and improved operational performance. Adjusted EBITDA was also impacted by the following items included within Other in the table above:
•$16 million of unfavorable foreign currency impacts, primarily related to the Mexican Peso, partially offset by the Euro.

Liquidity and Capital Resources
Overview of Capital Structure
The Company’s liquidity requirements are primarily to fund our business operations, including capital expenditures, working capital requirements, operational restructuring activities and to fund debt service requirements. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, borrowings under credit facilities and issuance of long-term debt. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments, redemptions or repurchases of existing indebtedness (including through open market purchases), undertake new capital investment projects, strategic acquisitions, return capital to shareholders and/or general corporate purposes.
As of March 31, 2026, we had cash and cash equivalents of $282 million and net debt (defined as outstanding debt less cash and cash equivalents) of $1,859 million. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of March 31, 2026:

March 31, 2026

(in millions)
Cash and cash equivalents	$282
Revolving Credit Facility, unutilized portion	850
Total available liquidity	$1,132
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, capital expenditures, debt obligations and separation activities.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. As of March 31, 2026, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $277 million. If additional non-U.S. cash was needed for our U.S. operations, we may be required to accrue and pay withholding if we were to transfer such funds from non-U.S. subsidiaries to the U.S.; however, based on our current liquidity needs and strategies, we do not anticipate a need to accrue and pay such additional amounts.
Dividend Policy
In April 2026, our Board of Directors approved a dividend policy under which the Company intends to return a portion of future earnings to shareholders through a regular dividend in the range of $0.13 per share quarterly, with the initial dividend expected to be declared at a future date. Our Board of Directors will determine dividends on our ordinary shares on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets. The announcement and payment of cash dividends on our ordinary shares in the future, in this amount or otherwise, will be within the discretion of our Board of Directors at such time.
Share Repurchase Program
In April 2026, our Board of Directors approved a new stock repurchase program that allows the Company to convert a portion of its ordinary shares into redeemable shares from time to time, in an aggregate amount not to exceed $250 million. We will determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements, and other factors. The timing and amount of these purchases, if any, may change.

Credit Agreement
On November 26, 2025, Versigent PLC and its wholly-owned subsidiaries Cyprium Corporation (“Cyprium U.S.”) and Cyprium Holdings Luxembourg S.À.R.L (“Cyprium Luxembourg”), entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.35 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Term Loan A Facility”) and a five-year $850 million senior secured revolving credit facility (the “Revolving Credit Facility”, together with the Term Loan A Facility, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. The Credit Facilities became available to Versigent PLC in connection with the Spin-Off. Approximately $14 million in debt issuance costs were incurred in connection with the Credit Agreement.

As of March 31, 2026, Versigent had no amounts outstanding under the Revolving Credit Facility and no letters of credit have been issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
The Credit Facilities are subject to an interest rate, at our option, of either (a) the Alternate Base Rate (“ABR” as defined in the Credit Agreement), or (b) the Term Benchmark Rate (the “Term SOFR”, “Adjusted EURIBOR”, “Adjusted Term CORRA”, or “Adjusted TIIE Rate”, each as defined in the Credit Agreement) or (c) Daily Simple RFR (“RFR Loan” as defined in the Credit Agreement), in each case, plus an applicable margin that is based on our total leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement). Interest is payable no less than quarterly. We may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement.
The applicable interest rate margins for the Credit Facilities will increase or decrease from time to time between 1.25% and 2.00% per annum (for Term Benchmark and RFR loans) and between 0.25% and 1.00% per annum (for ABR loans), in each case based upon changes to our total leverage ratio. Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees.
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances will reduce availability under the Revolving Credit Facility.
We are obligated to make quarterly principal payments throughout the term of the Term Loan A Facility. Borrowings under the Credit Agreement are prepayable at our option without premium or penalty, subject to customary increased cost provisions.
The Credit Agreement contains certain covenants that limit, among other things, the Company’s (and the Company’s subsidiaries’) ability to incur certain additional indebtedness, liens, restricted payments, investments, asset dispositions, affiliate transactions, and amendments of certain indebtedness. In addition, the Credit Agreement requires that we maintain a total leverage ratio of not greater than 4.25:1.00 for the first four quarters following the availability date, 4.00:1.00 for the fifth through eighth quarters following the availability date, and 3.75:1.00 for all quarters thereafter, and an Interest Coverage Ratio (the ratio of Consolidated Adjusted EBITDA to Ratio Interest Expense, each as defined in the Credit Agreement) of at least 3.00:1.00. The Credit Agreement contains provisions pursuant to which, based upon our achievement of certain corporate credit ratings, certain covenants and/or our obligation to provide collateral to secure the Credit Facilities, will be suspended.
Cyprium U.S. and Cyprium Luxembourg are each borrowers under the Credit Agreement, under which such borrowings are guaranteed by Versigent PLC. Additional subsidiaries of Versigent PLC may be added as co-borrowers or guarantors under the Credit Agreement from time to time on the terms and conditions set forth in the Credit Agreement. The obligations of each borrower under the Credit Agreement will be jointly and severally guaranteed by each other borrower and by certain of our existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors will be secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in Versigent PLC.
Loans under the Term Loan A Facility bear interest, at Versigent’s option, at either (a) ABR or (b) Term Benchmark Rate and RFR (the “Benchmark Loans”) plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Facility on the specified dates are set forth below:

	March 31, 2026		December 31, 2025
	ABR plus	Benchmark Loans plus	ABR plus	Benchmark Loans plus
Term Loan A	0.50%	1.50%	N/A	N/A
Senior Unsecured Notes
On March 18, 2026, Cyprium U.S. and Cyprium Luxembourg issued $800 million aggregate principal amount of their 6.125% senior notes due 2031 (the “2031 Notes”) and $800 million aggregate principal amount of their 6.375% senior notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Notes”). The Notes were sold to investors in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Approximately $23 million in debt issuance costs were incurred in connection with the issuance of the Notes.
The 2031 Notes will mature on April 15, 2031 and were priced at 100% of par, resulting in a yield to maturity of 6.125%. Interest is payable semi-annually on April 15 and October 15 of each year to holders of record at close of business on April 1 or October 1 immediately preceding the interest payment date.

The 2034 Notes will mature on April 15, 2034 and were priced at 100% of par, resulting in a yield to maturity of 6.375%. Interest is payable semi-annually on April 15 and October 15 of each year to holders of record at close of business on April 1 or October 1 immediately preceding the interest payment date.
The proceeds received from the Notes offerings were deposited into escrow and subsequently released to Versigent PLC upon satisfaction of certain conditions in connection with the Spin-Off. From the date of the satisfaction of the escrow conditions, the notes are guaranteed, jointly and severally, on an unsecured basis, by each of our current and future domestic subsidiaries that guarantee our Credit Facilities, as described above. The proceeds from the Notes, together with the proceeds from the borrowings under the Credit Agreement, were used to fund a $1,900 million dividend to the Parent, with remaining proceeds used for general corporate purposes.
Other Financing
Finance leases and other—As of March 31, 2026 and December 31, 2025, approximately $69 million and $61 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations of Versigent were outstanding.
Dividends from Equity Investments
During the three months ended March 31, 2026, Versigent received dividends of $2 million from its equity method investments. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities. There were no dividends received from these non-combined affiliates for the three months ended March 31, 2025.
Cash Flows
Operating activities—Net cash provided by operating activities totaled $36 million and $40 million for the three months ended March 31, 2026 and 2025, respectively. Cash flows provided by operating activities for the three months ended March 31, 2026 consisted primarily of net earnings of $81 million, increased by $73 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $118 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the three months ended March 31, 2025 consisted primarily of net earnings of $96 million, increased by $55 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $119 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $66 million and $37 million for the three months ended March 31, 2026 and 2025, respectively and consisted of capital expenditures.
Financing activities—Net cash provided by and used in financing activities totaled $38 million and $21 million for the three months ended March 31, 2026 and 2025, respectively. Cash flows provided by financing activities for the three months ended March 31, 2026 primarily included $2,063 million in proceeds from issuance of senior notes and credit agreement, net of issuance costs, offset by a $1,900 million cash distribution paid to Parent in connection with the Separation. Cash flows used in financing activities for the three months ended March 31, 2025 primarily included $72 million for repayments under short-term debt agreements offset by cash transferred from Parent.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026.
Recently Issued Accounting Pronouncements
The information concerning recently issued accounting pronouncements contained in Note 2. Significant Accounting Policies to the unaudited combined financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management,” in the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026. There were no material changes to this information during the quarter ended March 31, 2026. As described in the Information Statement, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 15. Derivatives and Hedging Activities to the unaudited combined financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

ITEM 4. CONTROLS AND PROCEDURES
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Disclosure Controls and Procedures
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance of achieving their objectives.
As of March 31, 2026, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see the “Summary—Summary of Risk Factors,” “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” sections in the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026. For a description of our outstanding material legal proceedings, see Note 12. Commitments and Contingencies to the unaudited combined financial statements included in this report.

ITEM 1A. RISK FACTORS
There have been no material changes in risk factors for the Company in the period covered by this report. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors described in the “Summary—Summary of Risk Factors,” “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” sections in the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Executive Officers and Directors
During the three months ended March 31, 2026, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	*	Separation and Distribution Agreement, dated as of March 31, 2026, by and between Aptiv PLC and Versigent PLC †+	8-K	2.1	April 1, 2026
3.1	*	Memorandum and Articles of Association	8-K	3.1	April 1, 2026
4.1	*	Indenture, dated March 18, 2026 among Cyprium Corporation, Cyprium Holdings Luxembourg S.À.R.L and U.S. Bank Trust Company, National Association, as trustee.†	8-K	4.1	April 1, 2026
4.2	*	Supplemental Indenture, dated March 30, 2026 between Cyprium Corporation, Cyprium Holdings Luxembourg S.À.R.L., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.2	April 1, 2026
10.1	*	Transition Services Agreement, dated as of March 30, 2026, by and between Aptiv PLC and Versigent PLC.†+	8-K	10.1	April 1, 2026
10.2	*	Tax Matters Agreement, dated as of March 30, 2026 by and between Aptiv PLC and Versigent PLC.†+	8-K	10.2	April 1, 2026
10.3	*	Employee Matters Agreement, dated as of March 30, 2026, by and between Aptiv PLC and Versigent PLC.+	8-K	10.3	April 1, 2026
10.4	*	First Amendment to Credit Agreement, dated as of March 25, 2026, by and among Versigent PLC, Cyprium Swiss Holdings Limited, Cyprium US Holdings, LLC, Cyprium US Services General Partnership, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.†+	8-K	10.4	April 1, 2026
10.5		Versigent PLC Long-Term Incentive Plan

10.6		Versigent PLC Executive Severance Plan
10.7		Versigent PLC Executive Change in Control Severance Plan
10.8		Versigent PLC Annual Incentive Plan
10.9		Form of Officer Time-Based RSU Award pursuant to the Versigent PLC Long-Term Incentive Plan
10.10		Form of Officer Performance-Based RSU Award pursuant to the Versigent PLC Long-Term Incentive Plan
10.11		Form of Non-Employee Director RSU Award Agreement pursuant to Versigent PLC Long-Term Incentive Plan
10.12		Cyprium LLC Deferred Compensation Plan
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	#	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File
101.SCH	#	Inline XBRL Taxonomy Extension Schema Document
101.CAL	#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	#	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
† Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.
+ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon its request.
# Filed electronically with the Report.
* Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSIGENT PLC

/s/ Doug Ostermann
By: Doug Ostermann
Executive Vice President and Chief Financial Officer

Dated: May 5, 2026