Form 10-Q
period 2026-06-30
Versigent PLC
filed 2026-08-04
CIK 2078008

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
For the quarterly period ended June 30, 2026
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
+41 58 515 1200
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of July 31, 2026, was 70,835,265.

Versigent PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VERSIGENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Net sales	$2,444	$2,206	$4,656	$4,230
Operating expenses:
Cost of sales	2,123	1,943	4,091	3,718
Selling, general and administrative	100	104	197	209
Amortization	—	1	1	1
Restructuring (Note 9)	—	25	46	41
Separation costs	22	2	48	7
Total operating expenses	2,245	2,075	4,383	3,976
Operating income	199	131	273	254
Interest expense	(36)	(1)	(41)	(3)
Other expense, net (Note 18)	(6)	—	(7)	(1)
Income before income taxes and equity income	157	130	225	250
Income tax expense (Note 13)	(46)	(21)	(37)	(50)
Income before equity income	111	109	188	200
Equity income, net of tax	5	3	9	8
Net income	116	112	197	208
Net (loss) income attributable to noncontrolling interest	(2)	5	1	6
Net income attributable to Versigent	$118	$107	$196	$202

Basic earnings per share:
Basic earnings per share attributable to Versigent	$1.66	$1.51	$2.76	$2.85
Weighted average number of basic shares outstanding	70.90	70.89	70.90	70.89

Diluted earnings per share:
Diluted earnings per share attributable to Versigent	$1.64	$1.51	$2.75	$2.85
Weighted average number of diluted shares outstanding	71.88	70.89	71.39	70.89
See notes to condensed consolidated financial statements.

VERSIGENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income	$116	$112	$197	$208
Other comprehensive income:
Currency translation adjustments	(3)	41	(30)	57
Net change in unrecognized gain on derivative instruments, net of tax (Note 15)	19	—	106	—
Employee benefit plans adjustment, net of tax (Note 15)	2	—	(1)	—
Other comprehensive income	18	41	75	57
Comprehensive income	134	153	272	265
Comprehensive income attributable to noncontrolling interests	8	6	12	7
Comprehensive income attributable to Versigent	$126	$147	$260	$258
See notes to condensed consolidated financial statements.

VERSIGENT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$554	$276
Accounts receivable, net of allowance for doubtful accounts of $18 million and $17 million, respectively (Note 2)	1,877	1,567
Inventories (Note 4)	772	772
Other current assets (Note 5)	337	158
Total current assets	3,540	2,773
Long-term assets:
Property, net	901	901
Operating lease right-of-use assets	192	168
Investments in affiliates (Note 6)	149	143
Intangible assets, net (Note 2)	6	7
Deferred tax assets	443	384
Other long-term assets (Note 5)	128	109
Total long-term assets	1,819	1,712
Total assets	$5,359	$4,485
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 10)	$153	$58
Accounts payable	1,666	1,530
Accrued liabilities (Note 7)	713	578
Total current liabilities	2,532	2,166
Long-term liabilities:
Long-term debt (Note 10)	2,071	3
Pension benefit obligations	214	217
Long-term operating lease liabilities	144	130
Other long-term liabilities (Note 7)	114	121
Total long-term liabilities	2,543	471
Total liabilities	5,075	2,637
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 70,925,978 issued and 70,815,717 outstanding as of June 30, 2026	1	—
Additional paid-in-capital	143	—
Retained earnings	118	—
Former Parent’s net investment	—	1,925
Accumulated other comprehensive loss (Note 15)	(177)	(268)
Total Versigent shareholders' equity	85	1,657
Noncontrolling interest	199	191
Total shareholders’ equity	284	1,848
Total liabilities and shareholders’ equity	$5,359	$4,485
See notes to condensed consolidated financial statements.

VERSIGENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$197	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111	110
Amortization	1	1
Amortization of deferred debt issuance costs	2	—
Restructuring expense, net of cash paid	9	13
Deferred income taxes	5	(2)
Pension and other postretirement benefit expenses	21	7
Income from equity method investments, net of dividends received	(7)	—
Loss on sale of assets	1	2
Share-based compensation	19	16
Changes in operating assets and liabilities:
Accounts receivable, net	(278)	(271)
Inventories	—	(47)
Other assets	(77)	(20)
Accounts payable	169	111
Accrued and other long-term liabilities	89	56
Other, net	(57)	7
Pension contributions	(11)	(1)
Net cash provided by operating activities	194	190
Cash flows from investing activities:
Capital expenditures	(117)	(79)
Net cash used in investing activities	(117)	(79)
Cash flows from financing activities:
Net proceeds (repayments) under short-term debt agreements	86	(132)
Net repayments under long-term debt agreements	—	(1)
Proceeds from issuance of senior notes and credit agreement, net of issuance costs	2,063	—
Cash distribution paid to Former Parent	(1,894)	—
Net transfers (to) from Former Parent	(47)	134
Dividend payments of consolidated affiliates to minority shareholders	(4)	—
Taxes withheld and paid on employees' restricted share awards	(1)	—
Net cash provided by financing activities	203	1
Effect of exchange rate fluctuations on cash and cash equivalents	(2)	15
Increase in cash and cash equivalents	278	127
Cash and cash equivalents at beginning of the period	276	201
Cash and cash equivalents at end of the period	$554	$328

	June 30,
	2026	2025
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$40	$27
See notes to condensed consolidated financial statements.

VERSIGENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Number of Ordinary Shares	Amount of Ordinary Shares	Additional Paid in Capital	Retained Earnings	Former Parent’s Net Investment	Accumulated Other Comprehensive Loss	Total Versigent Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2026	(in millions)
Balance at March 31, 2026	—	$—	$—	$—	$164	$(212)	$(48)	$191	$143
Net income (loss)	—	—	—	118	—	—	118	(2)	116
Other comprehensive income	—	—	—	—	—	8	8	10	18
Taxes withheld on employees' restricted share award vestings	—	—	(1)	—	—	—	(1)	—	(1)
Net transfers to Former Parent	—	—	—	—	(36)	27	(9)	—	(9)
Share-based compensation	—	—	11	—	—	—	11	—	11
Cash distribution to Former Parent	—	—	—	—	6	—	6	—	6
Reclassification of Former Parent’s net investment and issuance of ordinary shares in connection with separation	71	1	133	—	(134)	—	—	—	—
Balance at June 30, 2026	71	$1	$143	$118	$—	$(177)	$85	$199	$284

2025
Balance at March 31, 2025	—	$—	$—	$—	$2,007	$(325)	$1,682	$199	$1,881
Net income	—	—	—	—	107	—	107	5	112
Other comprehensive income	—	—	—	—	—	40	40	1	41
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(22)	(22)
Share-based compensation	—	—	—	—	8	—	8	—	8
Net transfers from Former Parent	—	—	—	—	95	—	95	—	95
Balance at June 30, 2025	—	$—	$—	$—	$2,217	$(285)	$1,932	$183	$2,115
See notes to condensed consolidated financial statements.

VERSIGENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Number of Ordinary Shares	Amount of Ordinary Shares	Additional Paid in Capital	Retained Earnings	Former Parent’s Net Investment	Accumulated Other Comprehensive Loss	Total Versigent Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2026	(in millions)
Balance at January 1, 2026	—	$—	$—	$—	$1,925	$(268)	$1,657	$191	$1,848
Net income	—	—	—	118	78	—	196	1	197
Other comprehensive income	—	—	—	—	—	64	64	11	75
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(4)	(4)
Taxes withheld on employees' restricted share award vestings	—	—	(1)	—	—	—	(1)	—	(1)
Net transfers from Former Parent	—	—	—	—	17	27	44	—	44
Share-based compensation	—	—	11	—	8	—	19	—	19
Cash distribution to Former Parent	—	—	—	—	(1,894)	—	(1,894)	—	(1,894)
Reclassification of Former Parent’s net investment and issuance of ordinary shares in connection with separation	71	1	133	—	(134)	—	—	—	—
Balance at June 30, 2026	71	$1	$143	$118	$—	$(177)	$85	$199	$284

2025
Balance at January 1, 2025	—	$—	$—	$—	$1,865	$(341)	$1,524	$198	$1,722
Net income	—	—	—	—	202	—	202	6	208
Other comprehensive income	—	—	—	—	—	56	56	1	57
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(22)	(22)
Net transfers from Former Parent	—	—	—	—	134	—	134	—	134
Share-based compensation	—	—	—	—	16	—	16	—	16
Balance at June 30, 2025	—	$—	$—	$—	$2,217	$(285)	$1,932	$183	$2,115

See notes to condensed consolidated financial statements.

VERSIGENT PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BUSINESS AND BASIS OF PRESENTATION
The separation— On January 22, 2025, Aptiv PLC (“Aptiv” or the “Former Parent”) announced its intention to separate its Electrical Distribution Systems business by means of a Spin-Off (the “Separation” or “Spin-Off”). On April 1, 2026 (the “Distribution Date”), the Spin-Off, which created Versigent PLC (“Versigent,” the “Company,” “we,” “us” or “our”), was completed in the form of a distribution of all of the ordinary shares of Versigent to holders of Aptiv’s ordinary shares on a pro rata basis. Each holder of record of Aptiv ordinary shares received one Versigent ordinary share for every three Aptiv ordinary shares held on March 17, 2026 (the “Record Date”). In lieu of fractional shares of Versigent, stockholders of the Company received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising Aptiv’s Electrical Distribution Systems business are now owned directly, or indirectly through its subsidiaries, by Versigent. Versigent is an independent public company trading under the symbol “VGNT” on the New York Stock Exchange.
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
Prior to the Spin-Off, the Company was comprised of operations conducted at legal entities which were directly or indirectly wholly-owned by the Former Parent.
Basis of presentation— Prior to the Spin-Off on April 1, 2026, the historical financial statements of Versigent were prepared on a stand-alone combined basis and were derived from the Former Parent’s consolidated financial statements and accounting records as if the Electrical Distribution Systems segment of the Former Parent had been part of Versigent for all periods presented. Accordingly, for periods presented prior to April 1, 2026, our financial statements are presented on a combined basis and the periods subsequent to April 1, 2026 are presented on a consolidated basis (all periods hereinafter are referred to as the “consolidated financial statements”).
The Company’s historical financial statements for periods prior to April 1, 2026 reflect an allocation of expenses related to certain corporate functions of the Former Parent, including senior management, legal, human resources, finance and accounting, treasury, information technology services and support, cash management, payroll processing, pension and benefit administration and other shared services. These costs were allocated using methodologies that management believes were reasonable for the item being allocated. Allocation methodologies included direct usage when identifiable, as well as the Company’s relative share of revenues, headcount or functional spend as a percentage of the total. However, the allocations are not indicative of the actual expenses that would have been incurred had the Company operated as a stand-alone publicly-traded company for the periods presented. Accordingly, the historical financial information presented for periods prior to April 1, 2026 may not be indicative of the results of operations or financial position that would have been achieved if Versigent had been a stand-alone publicly-traded company during the periods shown or of the Company’s performance for periods subsequent to April 1, 2026. Related party allocations are further described in Note 3. Related-Party Transactions.
Prior to the Separation, Versigent depended on the Former Parent for all of its working capital and financing requirements, as the Former Parent used a centralized approach to cash management and financing of its operations, including the use of a global cash pooling arrangement. Accordingly, cash and cash equivalents held by the Former Parent at the corporate level were not attributable to Versigent for any of the periods presented prior to the Spin-Off. Only cash amounts specifically attributable to Versigent are reflected in the accompanying consolidated financial statements. Financing transactions related to the Company during periods prior to the Spin-Off are accounted for as a component of Former Parent’s net investment in the consolidated balance sheets and as a financing activity in the accompanying consolidated statements of cash flows.
Third-party debt obligations of the Former Parent and the corresponding interest costs related to those debt obligations, specifically those that relate to senior notes, term loans and revolving credit facilities, have not been attributed to Versigent, as Versigent was not the legal obligor of such debt obligations. The only third-party debt obligations included in the consolidated balance sheets are those for which the legal obligor is a legal entity within Versigent. None of the Company’s assets were pledged as collateral under the Former Parent’s debt obligations for any periods presented.
Prior to April 1, 2026, all intercompany transactions between the Company and the Former Parent were considered to be effectively settled in the historical financial statements at the time the transactions were recorded. As a result, the total net effect of the settlement of these intercompany transactions was reflected in the consolidated statements of cash flows as a financing activity and in the consolidated balance sheets as Former Parent’s net investment. As of April 1, 2026, outstanding transactions between Versigent and the Former Parent are reflected in the consolidated balance sheet outside of Former Parent’s net investment.
In connection with the Spin-Off, the Former Parent’s net investment was reclassified within shareholders’ equity and allocated between ordinary shares and additional paid-in capital based on the number of our ordinary shares outstanding at the distribution date.
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements, corresponding notes, and significant accounting policies included within the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026. All adjustments, consisting of only normal recurring items, which are necessary for a fair presentation, have been included.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation—The consolidated financial statements include the accounts of Versigent’s U.S. and non-U.S. subsidiaries and operations in which the Company holds a controlling interest. Intercompany transactions and accounts within the Company’s consolidated businesses have been eliminated.
Use of estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, restructuring costs, environmental remediation costs, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.
Revenue recognition—Revenue is measured based on consideration specified in a contract with a customer. Customer contracts for production parts generally are represented by a combination of a current purchase order and a current production schedule issued by the customer. Substantially all of the Company’s revenue is generated from the sale of manufactured production parts, wherein there is a single performance obligation. Transfer of control and revenue recognition for the Company’s sales of production parts generally occurs upon shipment or delivery of the product, which is when title, ownership, and risk of loss pass to the customer and is based on the applicable customer shipping terms. Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Refer to Note 20. Segment Reporting and Revenue for further detail of the Company’s accounting for its revenue from sales of production parts.
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

Versigent collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. Versigent reports the collection of these taxes on a net basis (excluded from revenues). Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales. Refer to Note 20. Segment Reporting and Revenue for further information.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less, for which the book value approximates fair value.
Accounts receivable—Versigent exchanges certain amounts of accounts receivable, primarily in the Asia Pacific region, for bank notes with original maturities greater than three months. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Bank notes held by the Company with original maturities of three months or less are classified as cash and cash equivalents within the consolidated balance sheets, and those with original maturities of greater than three months are classified as notes receivable within other current assets. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash.
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
Versigent primarily utilizes historical loss and recovery data, consolidated with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of June 30, 2026 and December 31, 2025, the Company reported $1,877 million and $1,567 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $18 million and $17 million, respectively. The Company recorded bad debt expense which was de minimis for the three and six months ended June 30, 2026. Bad debt expense was de minimis and $6 million for the three and six months ended June 30, 2025, respectively. The expense recorded during the six-month period was primarily related to a certain local customer that ceased operations in China. Other changes in the allowance were not material for the three and six months ended June 30, 2026 and June 30, 2025. Generally, the Company does not require collateral for its accounts receivable.
Inventories—As of June 30, 2026 and December 31, 2025, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 4. Inventories for additional information.
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
Intangible assets—Intangible assets were $6 million and $7 million as of June 30, 2026 and December 31, 2025, respectively. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was de minimis and $1 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $1 million for both the six months ended June 30, 2026 and 2025.
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

Income taxes— Prior to the Spin-Off, Versigent was included in the consolidated U.S. federal, state and foreign income tax returns of the Former Parent, where eligible. Accordingly, we adopted the separate return method in preparing a provision for income taxes for the periods prior to the Spin-Off. The calculation of income taxes on a separate return basis requires considerable judgment and use of both estimates and allocations. As a result, our provision for income taxes and deferred tax assets and liabilities reflected in our financial statements prior to the Spin-Off was estimated as if we were a separate taxpayer. Following the Spin-Off, Versigent will file tax returns independently and our provision for income taxes is prepared on a stand-alone basis.

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
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (loss) (“OCI”). The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income (loss) upon sale or upon complete or substantially complete liquidation of the respective entity. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction losses of $2 million and losses of $10 million were included in the consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively. Net foreign currency transaction gains of $2 million and losses of $12 million were included in the consolidated statements of operations for the six months ended June 30, 2026, and 2025, respectively.
Restructuring—The Company continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements or statutory requirements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated. All other exit costs are expensed as incurred. Restructuring costs may be based on estimates which are adjusted from time to time as new events happen or additional information is obtained. Refer to Note 9. Restructuring for additional information.
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 83% and 81% of our total net sales for the three and six months ended June 30, 2026, respectively. For the three months ended June 30, 2026, three customers each accounted for more than 10% of our consolidated net sales at 20%, 18% and 14%, respectively. For the six months ended June 30, 2026, the three customers accounted for 18%, 18% and 14% of consolidated net sales, respectively.

For the three and six months ended June 30, 2025, our ten largest customers accounted for approximately 79% and 80% of our total net sales, respectively. For the three and six months ended June 30, 2025, three customers each accounted for more than 10% of our consolidated net sales at 19%, 14% and 12%, respectively.

Derivative financial instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria.

Prior to the Spin-Off, the Company participated in the Former Parent’s hedging program, and the Company was allocated a portion of the impact from those activities. The Former Parent managed our exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. In connection with the Spin-Off, The Former Parent novated certain foreign currency and commodity forward contracts as well as foreign currency options to Versigent. As a result of the novations, Versigent recorded a $97 million gain within accumulated other comprehensive loss during the first quarter of 2026. Following the Separation, the Company directly manages exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies.
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At June 30, 2026 and December 31, 2025, the Company’s exposure to movements in interest rates was not hedged with derivative instruments.
Refer to Note 16. Derivatives and Hedging Activities and Note 17. Fair Value of Financial Instruments for additional information.
Pension and other post-retirement benefits (OPEB)—Certain of the Company’s non-U.S. subsidiaries sponsor defined-benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. In the fourth quarter of 2025, in advance of the Spin-Off, certain plans that were previously sponsored by the Former Parent and included Versigent employees as well as employees of other Former Parent subsidiaries (the “Shared Plans”) were legally split and allocated to the Company. Prior to the legal separation and transfer, under the guidance in ASC 715, Compensation—Retirement Benefits, the Company accounted for the Shared Plans as multiemployer plans, and accordingly the Company did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension and other post-employment expenses of the Shared Plans were charged to Versigent based on the service cost of active participants. Following the legal separation and transfer of these plans to the Company, the Company accounts for these plans as single-employer plans.
In addition, beginning in the fourth quarter of 2025, liabilities related to inactive employees in Germany under a Former Parent-sponsored plan that had not yet legally transferred to the Company due to regulatory reasons were attributed to the Company. Prior to completion of the legal transfer, the Former Parent will pay the benefits due to these inactive employees on behalf of Versigent and Versigent will reimburse the Former Parent. These liabilities are expected to be legally transferred by the end of 2026.
Refer to Note 11. Pension Benefits for additional information.
Recently adopted accounting pronouncements—Versigent adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets in the first quarter of 2026. The amendments in this update provide a practical expedient for estimating credit losses for current accounts receivable and current contract assets that arise from transactions accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements not yet adopted— In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update provide clarifications intended to improve the consistency and usability of interim disclosure requirements and the applicability to Topic 270. The amendments also provide additional guidance for reporting material events occurring after the most recent annual period. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in this update establish the accounting for government grants, including guidance for grants related to an asset and grants related to income. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this update provide targeted improvements intended to enhance alignment between risk management activities and financial reporting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness and clarifications related to hedging non-financial items. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update clarify and modernize the accounting for costs related to internal-use software. The amendments also remove all references to prescriptive and sequential software development stages, as well as clarify disclosure requirements for capitalized software costs. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, that are included in each relevant income statement expense line item. The amendments also require qualitative descriptions of the amounts remaining in relevant expense line items not separately disaggregated quantitatively. Certain amounts already disclosed under existing U.S. GAAP are required to be included in the same disclosure as the other disaggregated income statement expense line items. In addition, the amendments require disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of those expenses. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance is expected to result in incremental disclosures in the Company’s consolidated financial statements.
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board. Other recently issued accounting pronouncements are not expected to have a significant impact or are not relevant to the Company’s condensed consolidated financial statements.
3. RELATED-PARTY TRANSACTIONS
Pursuant to the Spin-Off, the Former Parent ceased to be a related party to the Company and accordingly, no related party transactions or balances have been reported subsequent to April 1, 2026. The Company entered into a number of agreements with the Former Parent to govern the Spin-Off and provide a framework for the relationship between the parties going forward, including a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement.
In connection with the Spin-Off, the Company paid a dividend of $1,894 million to the Former Parent.
The following discussion summarizes activity between the Company and the Former Parent that occurred prior to the completion of the Spin-Off.
Related Party Sales and Purchases
Prior to the Spin-Off, in the ordinary course of business, the Company entered into transactions with the Former Parent and certain of its subsidiaries for the sale or purchase of goods. Subsequent to the Spin-Off, transactions with the Former Parent and its affiliates represent third-party transactions.
Prior to the Spin-Off, net sales of products from Versigent to affiliates of the Former Parent totaled $2 million for the three months ended March 31, 2026. Net sales of products from Versigent to affiliates of the Former Parent were de minimis and $1 million for the three and six months ended June 30, 2025, respectively.
Prior to the Spin-Off, total purchases from affiliates of the Former Parent totaled $192 million for the three months ended March 31, 2026. Total purchases from affiliates of the Former Parent totaled $201 million and $387 million for the three and six months ended June 30, 2025, respectively.

As of December 31, 2025, $49 million is included within Accounts receivable, net related to amounts due from affiliates of the Former Parent and $172 million is included within Accounts payable related to amounts due to affiliates of the Former Parent. These amounts were previously separately presented as related party balances within the consolidated financial statements for periods prior to the Spin-Off.
Allocations of Costs Prior to the Spin-Off
Prior to the Spin-Off, the Company had certain services and functions provided to it by the Former Parent. These services and functions included, but were not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology services and support, cash management, payroll processing, pension and benefit administration and other shared services. These costs were allocated using methodologies that management believes were reasonable for the item being allocated. Allocation methodologies included direct usage when identifiable, as well as the Company’s relative share of revenues, headcount or functional spend as a percentage of the total.

The total costs for services and functions allocated to the Company from the Former Parent for periods prior to the Spin-Off were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026 (1)	2025
	(in millions)
Cost of sales	$—	$37	$13	$56
Selling, general and administrative	—	78	80	156
Restructuring	—	1	—	1
Total allocated costs from Former Parent	$—	$116	93	213
(1)All amounts incurred prior to the April 1, 2026 Spin-Off.
Former Parent’s Net Investment
Former Parent’s net investment in the consolidated financial statements represents the Former Parent’s historical investment in the Company, the net effect of transactions with, and allocations from, the Former Parent, as well as Versigent’s accumulated earnings and other comprehensive income (loss). Net transfers (to) from the Former Parent are included within Former Parent’s net investment in the consolidated financial statements. The components of net transfers (to) from Former Parent were as follows:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash pooling and general financing activities, net	$(133)	$(47)
Corporate cost allocations	93	213
Income taxes (1)	(7)	(32)
Net transfers (to) from Former Parent per consolidated statements of cash flows	(47)	134
Transfer of net assets with Former Parent	(17)	—
Related party receivables exchanged with Former Parent	28	—
Deferred and non-cash taxes settled with Former Parent through Former Parent's net investment (1)	53	—
Net transfers from Former Parent per consolidated statements of shareholders' equity (2)	$17	$134
(1)Represents non-cash income tax impacts incurred in the respective period as a result of the application of the separate return basis with respect to the income tax provision and related balance sheet accounts within the consolidated financial statements, as further described in Note 13. Income Taxes, as well as taxes paid by the Former Parent.
(2)Net transfers (to) from Former Parent per consolidated statements of shareholders’ equity was $(36) million and $95 million for the three months ended June 30, 2026 and 2025, respectively.

4. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2026	December 31, 2025
	(in millions)
Productive material	$392	$382
Work-in-process	110	98
Finished goods	270	292
Total	$772	$772

5. ASSETS
Other current assets consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Value added tax receivable	$104	$65
Derivative financial instruments (Note 16)	96	—
Notes receivable	51	—
Income and other taxes receivable	34	40
Prepaid insurance and other expenses	31	31
Reimbursable engineering costs	12	12
Capitalized upfront fees (Note 20)	5	7
Other	4	3
Total	$337	$158
Other long-term assets consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Capitalized upfront fees (Note 20)	$25	$26
Derivative financial instruments (Note 16)	20	—
Reimbursable engineering costs	19	20
Debt issuance costs	9	—
Deposits to vendors	5	5
Income and other taxes receivable	3	19
Other	47	39
Total	$128	$109

6. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Versigent’s operations, it has investments in two non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located in North America and Asia Pacific. The most significant investment is in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Versigent owns approximately 40%). The Company’s aggregate investments in affiliates was $149 million and $143 million as of June 30, 2026 and December 31, 2025, respectively. No dividends were received from non-consolidated affiliates for the three months ended June 30, 2026. Dividends of $8 million for the three months ended June 30, 2025 were received from non-consolidated affiliates. Dividends of $2 million and $8 million for the six months ended June 30, 2026 and June 30, 2025, respectively, were received from these non-consolidated affiliates. There were no impairment charges recorded for the three and six months ended June 30, 2026 and 2025.
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

7. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Payroll-related obligations	$214	$178
Income and other taxes payable	114	94
Operating lease liabilities	55	52
Restructuring (Note 9)	53	46
Employee benefits, including current pension obligations	43	36
Accrued freight	43	35
Accrued interest	36	—
Customer deposits	29	32
Outside services	27	24
Warranty obligations (Note 8)	15	14
Legal	9	7
Other	75	60
Total	$713	$578
Other long-term liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Deferred income taxes, net	50	29
Accrued income taxes	45	31
Restructuring (Note 9)	3	3
Tax indemnification liability (Note 13)	—	50
Other	16	8
Total	$114	$121

8. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. The Company has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, as of June 30, 2026. At June 30, 2026, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2026:

Warranty Obligations

(in millions)
Accrual balance at January 1, 2026	$14
Provision for estimated warranties incurred during the period	8
Changes in estimate for pre-existing warranties	(1)
Settlements	(6)
Accrual balance at June 30, 2026	$15

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. The Company recorded employee-related and other restructuring charges related to these programs which were de minimis during the three months ended June 30, 2026 and approximately $46 million during the six months ended June 30, 2026. Charges for the six months ended June 30, 2026 included the recognition of approximately $33 million for a program to downsize and close a European manufacturing site.
There have been no changes in previously initiated programs that have resulted (or are expected to result) in a material change to our restructuring costs. The Company expects to incur additional restructuring costs of approximately $15 million for approved programs within the next twelve months.
During the three and six months ended June 30, 2025, restructuring charges approximated $25 million and $41 million, respectively, which included the recognition of approximately $9 million and $22 million, respectively, for charges incurred to downsize European sites.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Versigent incurred cash expenditures related to its restructuring programs of approximately $37 million and $28 million in the six months ended June 30, 2026 and 2025, respectively.

The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2026:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2026	$49	$—	$49
Provision for estimated expenses incurred during the period	57	—	57
Change in estimate	(11)	—	(11)
Payments made during the period	(37)	—	(37)
Foreign currency and other	(2)	—	(2)
Accrual balance at June 30, 2026	$56	$—	$56

10. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs, as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in millions)
6.125% senior notes, due 2031 (net of $11 unamortized issuance costs)	$789	$—
6.375%, senior notes, due 2034 (net of $11 unamortized issuance costs)	789	—
Term Loan A, due 2031 (net of $5 unamortized issuance costs)	495	—
Finance leases and other	151	61
Total debt	2,224	61
Less: current portion	(153)	(58)
Long-term debt	$2,071	$3
Credit Agreement
On November 26, 2025, Versigent PLC and its wholly-owned subsidiaries Cyprium Corporation (“Cyprium U.S.”) and Cyprium Holdings Luxembourg S.À.R.L (“Cyprium Luxembourg”), entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.35 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Term Loan A Facility”) and a five-year $850 million senior secured revolving credit facility (the “Revolving Credit Facility”, together with the Term Loan A Facility, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. The Credit Facilities became available to Versigent PLC in connection with the Spin-Off. Approximately $15 million in debt issuance costs were incurred in connection with the Credit Agreement.
As of June 30, 2026, Versigent had no amounts outstanding under the Revolving Credit Facility and no letters of credit have been issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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
Loans under the Term Loan A Facility bear interest, at Versigent’s option, at either (a) ABR or (b) Term Benchmark Rate and RFR (the “Benchmark Loans”) plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Facility on the specified dates are set forth below:

	June 30, 2026		December 31, 2025
	ABR plus	Benchmark Loans plus	ABR plus	Benchmark Loans plus
Term Loan A	0.50%	1.50%	N/A	N/A
The Credit Agreement also contains events of default customary for financings of this type. The Company is in compliance with the Credit Agreement covenants.
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
The notes are guaranteed, jointly and severally, on an unsecured basis, by each of our current and future domestic subsidiaries that guarantee our Credit Facilities, as described above. The proceeds from the Notes, together with the proceeds from the borrowings under the Credit Agreement, were used to fund a $1,894 million dividend to the Former Parent, with remaining proceeds used for general corporate purposes.

Other Financing
Finance leases and other—As of June 30, 2026 and December 31, 2025, approximately $151 million and $61 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $3 million and $2 million for the six months ended June 30, 2026 and 2025, respectively.

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
The amounts shown below reflect the defined benefit pension expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Service cost	$3	$2	$6	$3
Interest cost	5	2	11	4
Expected return on plan assets	(1)	—	(2)	—
Settlement loss	2	—	2	—
Curtailment loss	—	—	4	—
Net periodic benefit cost	$9	$4	$21	$7
Postretirement benefit obligations as of June 30, 2026 were de minimis and there were no other postretirement benefit obligations as of December 31, 2025.
Multiemployer Pension Plans
As described in Note 2. Significant Accounting Policies, prior to the legal split of plans in 2025, certain of the Company’s employees, primarily in Mexico and Germany, participated in the Shared Plans sponsored by the Former Parent. The Company recorded an expense of approximately $1 million and $2 million for the three and six months ended June 30, 2025, respectively, to record its allocation of pension benefit service costs related to the Shared Plans.
12. COMMITMENTS AND CONTINGENCIES
Ordinary Business Litigation
The Company is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, alleged breaches of contracts, product warranties, intellectual property matters, and employment-related matters. It is the opinion of the Company that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations, or cash flows of the Company. With respect to warranty matters, although the Company cannot ensure that the future costs of warranty claims by customers will not be material, the Company believes its established reserves are adequate to cover potential warranty settlements.
Environmental Matters
The Company is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of June 30, 2026 and December 31, 2025, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities were de minimis. The Company cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, the Company’s results of operations could be materially affected. At June 30, 2026, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in millions)
Income tax expense	$46	$21	$37	$50
Effective tax rate	29%	16%	16%	20%
The Company’s tax rate is affected by the fact that it is a Swiss resident tax payer, the tax rates in Switzerland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 includes net discrete tax expenses of approximately $2 million and net discrete tax benefits of $6 million, respectively. The net discrete tax expenses for the three months ended June 30, 2026 are primarily related to changes in reserves. The net discrete tax benefits for the three months ended June 30, 2025 are primarily related to provision to return adjustments and changes in valuation allowances.
The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 includes net discrete tax benefits of approximately $22 million and net discrete tax benefits of $4 million, respectively. The net discrete tax benefits for the six months ended June 30, 2026 are primarily related to changes in reserves. The net discrete tax benefits for the six months ended June 30, 2025 are primarily related to provision to return adjustments and changes in valuation allowances.
Versigent is a Swiss resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Swiss tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $50 million and $57 million for the six months ended June 30, 2026 and 2025, respectively.
As part of the Spin-Off, we entered into a number of agreements with the Former Parent to govern the Separation and our relationship with the Former Parent following the Separation including a Tax Matters Agreement. Pursuant to the Tax Matters Agreement executed in connection with the Spin-Off, Aptiv will generally be responsible and indemnify us for taxes imposed on a joint return basis for periods ending on the Distribution Date. As a result of the execution of the Tax Matters Agreement during the quarter ended March 31, 2026, the Company released its remaining tax indemnification liability to the Former Parent through Former Parent Investment related to any joint return basis positions for periods ending on the Distribution Date.
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance”) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. Jurisdictions that have adopted the Framework may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. While the Guidance is applicable to the tax incentive granted to the Company’s Swiss subsidiary in 2023, a full valuation allowance against this attribute has been maintained since 2023. Therefore, the Guidance did not result in a change on the Company’s consolidated financial statements. No other deferred tax assets are impacted by the Guidance.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that were applicable to the Company beginning in 2025, with additional provisions applying in subsequent years. Included in these changes are favorable adjustments to deductions for interest, qualified property, and research and development expenditures, as well as reforms to the international tax framework. The Act will not have a material impact on the Company’s consolidated financial statements.

14. SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Versigent by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Versigent by the diluted weighted average number of ordinary shares outstanding during the period. Unless otherwise noted, share and per share amounts included in these notes are on a diluted basis. For periods prior to the Spin-Off, the denominator for basic and diluted earnings per share was calculated using the 70.89 million Versigent ordinary shares outstanding immediately following the Spin-Off. The same number of shares was used to calculate basic and diluted earnings per share in those periods since no Versigent equity awards were outstanding prior to the Spin-Off. For periods subsequent to the Spin-Off, the calculation of earnings per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 19. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates earnings per share attributable to Versigent and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Numerator:
Net income attributable to Versigent	$118	$107	$196	$202
Denominator:
Weighted average ordinary shares outstanding, basic	70.90	70.89	70.90	70.89
Dilutive shares related to restricted stock units	0.98	—	0.49	—
Weighted average ordinary shares outstanding, including dilutive shares	71.88	70.89	71.39	70.89

Earnings per share attributable to Versigent:
Basic	$1.66	$1.51	$2.76	$2.85
Diluted	$1.64	$1.51	$2.75	$2.85
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
Dividends
On August 3, 2026, our Board of Directors declared a quarterly cash dividend of $0.13 per share, payable on September 18, 2026 to shareholders of record at the close of business on September 4, 2026. The announcement and payment of cash dividends on our ordinary shares in the future, in this amount or otherwise, will be within the discretion of our Board of Directors at such time.
15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss attributable to Versigent (net of tax) for the three and six months ended June 30, 2026 and 2025 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(291)	$(321)	$(263)	$(337)
Aggregate adjustment for the period	(13)	40	(41)	56
Net transfers from Former Parent	27	—	27	—
Balance at end of period	(277)	(281)	(277)	(281)

Gains (losses) on derivatives:
Balance at beginning of period	87	—	—	—
Other comprehensive income before reclassifications (net tax effect of $(8), $0, (24) and $0)	49	—	136	—
Reclassification to income (net tax effect of $5, $0, 5 and $0)	(30)	—	(30)	—
Balance at end of period	106	—	106	—

Pension and postretirement plans:
Balance at beginning of period	(8)	(4)	(5)	(4)
Other comprehensive loss before reclassifications (net tax effect of $0, $0, $(1) and $0)	—	—	(3)	—
Reclassification to income (nil net tax effect for all periods presented)	2	—	2	—
Balance at end of period	(6)	(4)	(6)	(4)
Accumulated other comprehensive loss, end of period	$(177)	$(285)	$(177)	$(285)

Reclassifications from accumulated other comprehensive income (loss) to income for the three and six months ended June 30, 2026 and 2025 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Operations
	2026	2025	2026	2025
	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$16	$—	$16	$—	Cost of sales
Foreign currency derivatives	19	—	19	—	Cost of sales
	35	—	35	—	Income before income taxes and equity income
	(5)	—	(5)	—	Income tax expense
	30	—	30	—	Net income
	—	—	—	—	Net (loss) income attributable to noncontrolling interest
	$30	$—	$30	$—	Net income attributable to Versigent

Pension and postretirement plans:
Settlement loss	(2)	—	(2)	—	Other expense, net (1)
	(2)	—	(2)	—	Income before income taxes and equity income
	—	—	—	—	Income tax expense
	(2)	—	(2)	—	Net income
	—	—	—	—	Net (loss) income attributable to noncontrolling interest
	$(2)	$—	$(2)	$—	Net income attributable to Versigent

Total reclassifications for the period	$28	$—	$28	$—
(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11. Pension Benefits for additional details).

16. DERIVATIVES AND HEDGING ACTIVITIES
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
As of June 30, 2026, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	57,556	pounds	$354

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	17,902	MXN	$1,022
Chinese Yuan Renminbi	1,238	RMB	$182
As of June 30, 2026, Versigent has entered into derivative instruments to hedge cash flows extending out to June 2028.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of June 30, 2026 were $125 million (approximately $106 million, net of tax). Of this total, approximately $102 million of gains are expected to be included in cost of sales within the next 12 months and approximately $23 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Versigent determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other expense, net and cost of sales in the consolidated statements of operations.

Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheet as of June 30, 2026 is as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	June 30, 2026	Balance Sheet Location	June 30, 2026	June 30, 2026

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$40	Accrued liabilities	$—	$40
Foreign currency derivatives*	Other current assets	60	Other current assets	3	$57
Commodity derivatives	Other long-term assets	10	Other long-term liabilities	—	10
Foreign currency derivatives*	Other long-term assets	11	Other long-term assets	1	10
Total derivatives designated as hedges		$121		$4

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$—	Other current assets	$1	$(1)
Total derivatives not designated as hedges		$—		$1
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Versigent’s derivative financial instruments were in a net asset position as of June 30, 2026.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three and six months ended June 30, 2026 are as follows:

Three Months Ended June 30, 2026	Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$23	$16
Foreign currency derivatives	34	19
Total	$57	$35

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$1
Total	$1

Six Months Ended June 30, 2026	Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$66	$16
Foreign currency derivatives	94	19
Total	$160	$35

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$2
Total	$2
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other expense, net in the consolidated statements of operations for the three and six months ended June 30, 2026.
Refer to Note 2. Significant Accounting Policies and Note 17. Fair Value of Financial Instruments for additional information.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
As of June 30, 2026, Versigent was in a net derivative asset position of $116 million, and no significant adjustments were recorded based on the evaluation of our own nonperformance risk and because Versigent’s exposures were to counterparties with investment grade credit ratings.

As of June 30, 2026, Versigent had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2026:
Commodity derivatives	$50	$—	$50	$—
Foreign currency derivatives	66	—	66	—
Total	$116	$—	$116	$—

    Non-derivative financial instruments—Versigent’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which may consist of accounts receivable factoring arrangements, finance leases and other debt issued by Versigent’s non-U.S. subsidiaries, the Credit Facilities and all series of outstanding senior notes. The fair value of debt is developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. As of June 30, 2026 total debt was recorded at $2,224 million and had an estimated fair value of $2,245 million. For all other financial instruments recorded at June 30, 2026, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Versigent also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Versigent recorded non-cash long-lived asset impairment charges which were de minimis and $7 million during the three and six months ended June 30, 2026, respectively, within cost of sales, primarily related to the declines in the fair value of certain fixed assets and a planned site exit. The Company recorded long-lived asset impairments of $3 million during both the three and six months ended June 30, 2025. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Versigent has determined that the fair value measurements of long-lived and other assets principally fall in Level 3 of the fair value hierarchy.

18. OTHER EXPENSE, NET
Other expense, net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Interest income	$—	$1	$3	$2
Components of net periodic benefit cost other than service cost (Note 11)	(6)	(2)	(15)	(4)
Other, net	—	1	5	1
Other expense, net	$(6)	$—	$(7)	$(1)

19. SHARE-BASED COMPENSATION
Long-Term Incentive Plan
The Versigent PLC 2026 Long-Term Incentive Plan (the “PLC LTIP”) allows for the grant of share-based awards (up to 6,380,429 shares) for long-term compensation. The Company had no share-based compensation plans prior to the Spin-Off; however certain of our employees participated in the Former Parent’s share-based compensation arrangement, the Aptiv PLC 2024 Long-Term Incentive Plan and the Aptiv PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (together the “Former Parent Plan”). As discussed further below, outstanding awards under the Former Parent Plan were adjusted and converted into Versigent equity awards.
Share-based compensation expense within the consolidated financial statements for periods prior to the Spin-Off was allocated to Versigent based on the awards and terms previously granted to Versigent employees while part of the Former Parent, and includes the cost of Versigent employees who participated in the Former Parent Plan, as well as an allocated portion of the cost of the Former Parent’s corporate employee awards.
In connection with the Spin-Off, outstanding equity awards to executives under the Former Parent Plan were adjusted and converted into Versigent equity awards using a formula designed to maintain the economic value of the awards immediately before and after the Spin-Off. Accordingly, the number of restricted stock units (“RSUs”) underlying each unvested award outstanding as of the date of the Separation was multiplied by a factor of 2.453. The RSUs continue to vest in accordance with their original vesting period. The conversions of equity awards did not have a material impact on the Company’s consolidated financial statements.
Board of Director Awards
Versigent has granted RSUs to non-employee members of the Board of Directors as detailed in the table below:

Grant Date	RSUs granted	Grant Date Fair Value (1)	Vesting Date	Shares Issued Upon Vesting	Fair Value of Shares at Issuance	Shares Withheld to Cover Withholding Taxes
(dollars in millions)
April 2026	31,008	$1	2027 (2)	N/A	N/A	N/A
(1)Determined based on the closing price of the Company’s ordinary shares on the date of the grant.
(2)Pursuant to their respective award agreements the RSUs vest on the day immediately preceding the next Annual General Meeting of Shareholders occurring after their grant.

Executive Awards
Executive awards include a time-based vesting portion and a performance-based vesting portion. The time-based RSUs, which make up 40% of the awards for the Company’s officers and 50% for the Company’s other executives, generally vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 60% of the awards for the Company’s officers and 50% for the Company’s other executives, generally vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 240% (200% prior to 2025) of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2026 Grant	2025 Former Parent Grant	2024 Former Parent Grant
Average return on invested capital (1)	80%	70%	N/A
Adjacent market revenue	20%	30%	N/A
Relative total shareholder return (2)	(3)	(3)	33%
Average return on net assets (4)	N/A	N/A	33%
Cumulative net income	N/A	N/A	33%
(1)Average return on invested capital is measured by tax-affected operating income divided by average invested capital. Average invested capital is measured by the sum of average total shareholders’ equity plus average net debt for each calendar year during the respective performance period.
(2)Relative total shareholder return is measured by comparing the average closing price per share of the Company’s ordinary shares for the specified trading days in December of the performance period to the average closing price per share of the Company’s ordinary shares for the specified trading days in December of the year preceding the grant, including dividends, and assessed against a comparable measure of competitor and peer group companies.
(3)The performance-based RSUs granted in 2025 and 2026 are subject to a performance modifier based on relative total shareholder return, whereby the ultimate payout level of the performance-based RSUs may be adjusted upwards by 20% if relative total shareholder return is in the upper quartile against a comparable measure of competitor and peer group companies or downwards by 20% if in the bottom quartile for the specified trading days of the performance period as defined above. There will be no adjustment if relative total shareholder return is in the middle quartiles.
(4)Average return on net assets is measured by tax-affected operating income divided by average net working capital plus average net property, plant and equipment for each calendar year during the respective performance period.
The details of the annual executive grants are as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date

	(in millions)
April 2026	1.08	$39	Annually in February, 2027 - 2029	December 31, 2028
The grant date fair value of the RSUs is determined based on the target number of awards issued, the closing price of Versigent’s ordinary shares on the date of the grant of the award and a contemporaneous valuation performed by a third-party valuation specialist with respect to the portion of the awards subject to relative total shareholder return.
Any new executives hired after the annual executive RSU grant date may be eligible to participate in the PLC LTIP. Any off-cycle grants made to new hires or other employees are valued at their grant date fair value based on the closing price of Versigent’s ordinary shares on the date of such grant.

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2026	292	$79.10
Granted	1,112	$36.41
Vested	(135)	$60.12
Forfeited	(33)	$64.98
Conversion and employee transfers (1)	1,096
Nonvested, June 30, 2026 (2)	2,332	$33.36
(1)Reflects the conversion of outstanding equity awards to executives under the Former Parent Plan into Versigent equity awards in conjunction with the Spin-Off, along with the transfer of certain corporate employees to Versigent.
(2)Nonvested RSUs and the corresponding weighted average grant date fair value as of June 30, 2026 are presented on a Versigent basis using the conversion factor described above in connection with the Spin-Off.

Share-based compensation expense related to these RSUs, which for periods prior to the Spin-Off includes the cost of Versigent employees who participated in the Former Parent plan as well as an allocated portion of the cost of Former Parent senior management awards, was $11 million ($11 million, net of tax) and $8 million ($7 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended June 30, 2026 and 2025, respectively. Share-based compensation expense recorded within the consolidated statement of operations included $19 million ($18 million, net of tax) and $16 million ($14 million, net of tax) during the six months ended June 30, 2026 and 2025, respectively.
Versigent will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2026, unrecognized compensation expense on a pretax basis of approximately $72 million is anticipated to be recognized over a weighted average period of approximately 2 years.

20. SEGMENT REPORTING AND REVENUE
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
Generally, the Company’s management, including the CODM, utilizes net income (loss) to evaluate the Company’s performance, the allocation of operating and capital resources and for planning and forecasting purposes.
Included below are segment net sales, significant expenses and operating data for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net sales	$2,444	$2,206	$4,656	$4,230
Less:
Cost of sales	2,123	1,943	4,091	3,718
Selling, general and administrative	100	104	197	209
Other segment items (1)	105	47	171	95
Net income	$116	$112	$197	$208
(1)Other segment items primarily include amortization, restructuring, separation costs, interest expense, other expense, net, income tax expense and equity income, net.

Included below is additional segment information for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Income tax expense	$(46)	$(21)	$(37)	$(50)
Equity income, net	$5	$3	$9	$8
Amortization	$—	$(1)	$(1)	$(1)
Other expense, net	$(6)	$—	$(7)	$(1)
Interest expense	$(36)	$(1)	$(41)	$(3)
Separation costs	$(22)	$(2)	$(48)	$(7)
Restructuring	$—	$(25)	$(46)	$(41)
Depreciation and amortization (1)	$(51)	$(59)	$(112)	$(111)
Capital expenditures	$(51)	$(42)	$(117)	$(79)
(1)Segment depreciation and amortization is included within segment cost of sales, selling, general and administrative expense and amortization expense disclosed.

Included below is balance sheet data as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in millions)
Investments in affiliates	$149	$143
Segment assets	$5,359	$4,485
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
Refer to Note 2. Significant Accounting Policies for a complete description of the Company’s revenue recognition accounting policy.
Revenue by Product Line
Revenue by product line for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Low Voltage Electrical Architecture	2,222	1,945	4,227	3,745
High Voltage Electrical Architecture	$222	$261	$429	$485
Total net sales	$2,444	$2,206	$4,656	$4,230

Revenue by Geographic Region
Net sales reflects the manufacturing location and is for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Geographic Markets
North America	$1,022	$921	$1,919	$1,743
Europe, Middle East & Africa	524	555	1,033	1,068
Asia Pacific	825	667	1,564	1,303
South America	73	63	140	116
Total net sales	$2,444	$2,206	$4,656	$4,230
Contract Balances
Consistent with the recognition of production parts revenue at a point in time title transfers to the customer, the Company has no contract assets or contract liabilities balances as of June 30, 2026 and December 31, 2025.
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
Payments to Customers
From time to time, the Company makes payments to customers in conjunction with ongoing business. These payments to customers are generally one-time, upfront payments made in connection with the award of new business to us and are recognized as a reduction to revenue at the time of the commitment to make these payments. The amount of these payments was not significant for the six months ended June 30, 2026 and 2025.
However, certain of these payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of June 30, 2026 and December 31, 2025, the Company has recorded $30 million (of which $5 million was classified within other current assets and $25 million was classified within other long-term assets) and $33 million (of which $7 million was classified within other current assets and $26 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $1 million for both the three months ended June 30, 2026 and 2025, and $3 million and $2 million for the six months ended June 30, 2026 and 2025, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Versigent (“Versigent,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions, business plans and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, expressed or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: disruptions in the supply of raw materials and other supplies integral to our products; future significant public health crises and other global health crises and the measures taken in response thereto; a prolonged recession and/or a downturn in global automotive sales; the volatile global economic environment and geopolitical conditions, including conditions affecting the credit market and global inflationary pressures; our reliance on relationships with collaborative partners and other third parties for product development and such parties’ failure to perform; employee strikes and labor-related disruptions involving us or one or more of our customers affecting our operations; fluctuations in interest rates and foreign currency exchange rates; our failure to comply with the numerous laws and regulations to which we are subject; adverse developments affecting one or more of our suppliers; any adverse impact of legal proceedings and disputes in which we are involved; challenges to our historical and future tax positions by taxing authorities; an increase in our tax burden due to ongoing or future tax audits; our failure to attract and retain key salaried employees and management personnel; our failure to manage the transition to a standalone public company; and our failure to achieve some or all of the benefits expected from the Spin-Off. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Versigent disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of Versigent PLC (“Versigent”) for the three and six months ended June 30, 2026. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in the following sections:
•Spin-Off from Aptiv
•Basis of Presentation
•Executive Overview
•Results of Operations
•Non-GAAP Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Estimates
•Recently Issued Accounting Pronouncements
Within this MD&A, “Versigent,” the “Company,” “we,” “us” and “our” refer to Versigent PLC. “Aptiv” or “Former Parent” refers to Aptiv PLC. The Company’s ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the trading symbol “VGNT.”
Spin-Off from Aptiv
On January 22, 2025, Aptiv announced its intention to separate its Electrical Distribution Systems business by means of a Spin-Off (the “Separation” or “Spin-Off”). On April 1, 2026 (the “Distribution Date”), the Spin-Off, which created Versigent PLC, was completed in the form of a distribution of all of the ordinary shares of Versigent to holders of Aptiv’s ordinary shares on a pro rata basis. Each holder of record of Aptiv ordinary shares received one Versigent ordinary share for every three Aptiv ordinary shares held on March 17, 2026 (the “Record Date”). In lieu of fractional shares of Versigent, stockholders of the Company received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising Aptiv’s Electrical Distribution Systems business are now owned directly, or indirectly through its subsidiaries, by Versigent.
As part of the Spin-Off, we entered into a number of agreements with Aptiv to govern the Separation and our relationship with the Former Parent following the Separation, including a Separation and Distribution Agreement, Transition Services Agreement, supply agreements, Tax Matters Agreement and Employee Matters Agreement. Refer to the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026 for a description of the material terms of these agreements. These agreements provided for the allocation between Versigent and the Former Parent’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between the Company and Former Parent after the Spin-Off.
Basis of Presentation
Prior to the Spin-Off on April 1, 2026, the historical financial statements of Versigent were prepared on a stand-alone combined basis and were derived from the Former Parent’s consolidated financial statements and accounting records as if the Electrical Distribution Systems segment of the Former Parent had been part of Versigent for all periods presented. Accordingly, for periods presented prior to April 1, 2026, our financial statements are presented on a combined basis and the periods subsequent to April 1, 2026 are presented on a consolidated basis (all periods hereinafter are referred to as the “consolidated financial statements”). The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
The Company’s historical financial statements for periods prior to the Spin-Off reflect an allocation of expenses related to certain corporate functions of the Former Parent, including senior management, legal, human resources, finance and accounting, treasury, information technology services and support, cash management, payroll processing, pension and benefit administration and other shared services. These costs were allocated using methodologies that management believes were reasonable for the item being allocated. Allocation methodologies included direct usage when identifiable, as well as the Company’s relative share of revenues, headcount or functional spend as a percentage of the total. However, the allocations are not indicative of the actual expenses that would have been incurred had the Company operated as a stand-alone publicly-traded company for the periods presented. Former Parent allocations are further described in Note 3. Related-Party Transactions to the consolidated financial statements.

For periods prior to April 1, 2026, the consolidated financial statements principally represent the historical results of operations and assets and liabilities of the Former Parent’s Electrical Distribution Systems segment. They may not be indicative of Versigent’s future performance and do not necessarily reflect what Versigent’s consolidated results of operations, financial condition and cash flows would have been had Versigent operated as a separate, publicly traded company during the periods presented.

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
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Global vehicle production increased approximately 4% from 2024 to 2025, reflecting 10% growth in China and 1% in South America, partially offset by declines of 2% in North America and 1% in Europe. Refer to Note 20. Segment Reporting and Revenue for financial information concerning principal geographic areas.

Global inflationary pressures have, at times, both reduced consumer demand for automotive vehicles and increased the price of inputs to our products, which has adversely impacted our sales and profitability, and these trends have continued in 2026. Changes in trade policies, tariffs, and other geopolitical factors have affected and could continue to affect our operations and those of our OEM customers, potentially resulting in lower production volumes or shifts to higher-cost regions. Rising interest rates may also reduce vehicle demand through higher borrowing costs and tighter credit availability. Economic weakness may shift sales toward vehicles with lower content, which could adversely affect our profitability. Although our diversified footprint and flexible cost structure provide resilience, shifts in regional production or vehicle mix may negatively impact margins.

Global supply chain disruptions. Global supply chain disruptions have caused, and may continue to cause, production interruptions that affect our ability to meet OEM demand. Uncertainty driven by evolving trade policies has also increased volatility across the industry.

In addition, we continue to manage inventory levels to support customers’ vehicle production schedules. As of June 30, 2026 and December 31, 2025, we have not experienced significant raw material shortages; however, inventory levels have remained elevated due to recent OEM production volatility and cancellations. We are actively managing inventory to balance supply continuity and working capital efficiency.

Key growth markets. We believe our global presence positions us to benefit from long-term growth in key markets. We continue to expand relationships with global and regional OEMs and leverage our footprint in best cost countries to support growth and margin improvement.

We maintain a strong presence in China, where automotive production grew 10% in 2025 following growth of 4% in 2024. While growth has moderated and market dynamics have become more volatile, long-term demand is supported by rising income levels and regulatory-driven content increases. Our China operations remain sensitive to economic conditions and increasing market share of domestic OEMs, which has pressured non-Chinese OEM production. Despite these dynamics, we expect continued long-term demand, including growth in electrified vehicles.

Market driven products. Our advanced portfolio of LV and HV signal, power and data distribution and charging solutions enables OEMs to meet increasingly stringent regulatory requirements and growing demand for vehicle content and technology. We expect to benefit from long-term industry trends, including electrification and increased vehicle complexity, and are investing in technologies that address our customers’ evolving needs while supporting diversification into adjacent markets. Key innovation priorities include cable and harness technologies and design and assembly automation for electrified, software-defined vehicles. While high-voltage electrification remains a key focus, some OEMs have recently delayed certain EV investments amid softer demand expectations, particularly in North America.

Global capabilities and risks. OEMs are increasingly standardizing platforms and regionalizing supply chains, favoring suppliers with global scale and flexible manufacturing capabilities. Our global footprint enables efficient production in best cost regions while supporting localized customer requirements.

Our operations are subject to risks associated with global business activities, including changes in trade policies, tariffs, tax regimes (including the Organisation for Economic Co-operation and Development (“OECD”) Pillar Two framework), labor regulations, and geopolitical conflicts. Changes to trade laws or increased restrictions on imports from key manufacturing regions could adversely affect our business.

While the impacts to the Company resulting from incremental tariffs have had limited impact to date, the future impact of any announced tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. We continue to monitor developments and implement mitigation strategies; however, their effectiveness cannot be assured.

Labor cost increases and potential regulatory reforms may increase operating costs. In addition, global conflicts and geopolitical tensions may disrupt supply chains, increase logistics costs, and impact demand.

Engineering, design and development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide advanced technology solutions that meet the demands of our customers. We collaborate with OEMs, government agencies, and industry partners, with customers typically co-investing in engineering expenditures. Customer co-investment supports product development, accelerates the pace of innovation and reduces the risk associated with successful commercialization of technological breakthroughs. We also encourage “open innovation” and collaborate extensively with peers in the industry, government agencies and academic institutions. We continue to invest in research and development to support product innovation and long-term growth while maintaining disciplined capital allocation.

Pricing. Cost reduction initiatives adopted by our customers continue to drive pricing pressure, including contractual step-downs in component pricing over program life cycles. Our profitability depends on our ability to offset these reductions through operational efficiencies and cost savings. Inflationary pressures and evolving trade policies have increased costs; we continue to pursue price recoveries and contractual adjustments to mitigate these impacts.

We maintain a flexible cost structure, with a significant portion of our hourly workforce located in best cost countries and approximately 34% contingent labor as of June 30, 2026. We continue to optimize our manufacturing footprint and cost structure through restructuring and operational initiatives to align capacity with demand and support investment in advanced technologies.

OEM product recalls. Global vehicle recalls have increased above historical levels, driven by both OEM-initiated actions and regulatory oversight. While recall frameworks vary by country, increasing component standardization across markets may contribute to rising recall activity outside the United States. Heightened regulatory and consumer focus on safety is expected to keep recall levels elevated in the near term. Despite our robust quality programs and processes, sustained elevated recall activity could adversely affect our business.

Results of Operations
Three and Six Months Ended June 30, 2026 versus Three and Six Months Ended June 30, 2025
The Company’s results of operations for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2026		2025		Favorable/ (Unfavorable)	2026		2025		Favorable/ (Unfavorable)
	(dollars in millions)
Net sales	$2,444		$2,206		$238	$4,656		$4,230		$426
Cost of sales	2,123		1,943		(180)	4,091		3,718		(373)
Gross margin	321	13.1%	263	11.9%	58	565	12.1%	512	12.1%	53
Selling, general and administrative	100		104		4	197		209		12
Amortization	—		1		1	1		1		—
Restructuring	—		25		25	46		41		(5)
Separation costs	22		2		(20)	48		7		(41)
Operating income	199		131		68	273		254		19
Interest expense	(36)		(1)		(35)	(41)		(3)		(38)
Other expense, net	(6)		—		(6)	(7)		(1)		(6)
Income before income taxes and equity income	157		130		27	225		250		(25)
Income tax expense	(46)		(21)		(25)	(37)		(50)		13
Income before equity income	111		109		2	188		200		(12)
Equity income, net of tax	5		3		2	9		8		1
Net income	116		112		4	197		208		(11)
Net (loss) income attributable to noncontrolling interest	(2)		5		(7)	1		6		(5)
Net income attributable to Versigent	$118		$107		$11	$196		$202		$(6)

Net sales and Cost of sales
Net sales for the three months ended June 30, 2026 totaled $2,444 million, an increase of $238 million, or 11%, compared to the three months ended June 30, 2025. Cost of sales and cost of sales as a percentage of net sales were $2,123 million and 87%, respectively, during the three months ended June 30, 2026, compared to $1,943 million and 88%, respectively, during the three months ended June 30, 2025. The change in net sales, cost of sales, and gross profit for the three months ended June 30, 2026 was primarily driven by the impacts below.

	Net Sales	Cost of Sales	Gross Profit
Three Months Ended June 30, 2025	$2,206	$1,943	$263
Volume	120	90	30
Pricing	(18)	—	(18)
Foreign currency	40	29	11
Commodity impacts	96	105	(9)
Operational performance and other	—	(44)	44
Three Months Ended June 30, 2026	$2,444	$2,123	$321
Increasing volumes drove a 5% increase in sales for the period. This primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to a slight decrease in global automotive production. In addition, our net sales reflect higher customer pass-through due to higher commodity costs and foreign currency impacts, primarily related to the Euro and Chinese Yuan.

Cost of sales increased $180 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Increases were driven primarily by volume increases and higher commodity prices, partially offset by operational cost reductions.
Net sales for the six months ended June 30, 2026 totaled $4,656 million, an increase of $426 million, or 10%, compared to the six months ended June 30, 2025. Cost of sales and cost of sales as a percentage of net sales were $4,091 million and 88%, respectively, during the six months ended June 30, 2026, compared to $3,718 million and 88%, respectively, during the six months ended June 30, 2025. The change in net sales, cost of sales, and gross profit for the six months ended June 30, 2026 was primarily driven by the impacts below.

	Net Sales	Cost of Sales	Gross Profit
Six Months Ended June 30, 2025	$4,230	$3,718	$512
Volume	180	136	44
Pricing	(12)	—	(12)
Foreign currency	106	109	(3)
Commodity impacts	152	192	(40)
Operational performance and other	—	(64)	64
Six Months Ended June 30, 2026	$4,656	$4,091	$565
Increasing volumes drove a 4% increase in sales for the period. This primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to a slight decrease in global automotive production. In addition, our net sales reflect higher customer pass-through due to higher commodity costs and foreign currency impacts, primarily related to the Euro and Chinese Yuan.
Cost of sales increased $373 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Increases were driven by higher volumes, increases in commodity prices and strengthening of foreign currencies, partially offset by operational cost reductions.
Selling, general and administrative expenses (SG&A)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)	2026	2025	Favorable/(unfavorable)

	(dollars in millions)			(dollars in millions)
Selling, general and administrative expenses	$100	$104	$4	$197	$209	$12
Percentage of net sales	4.1%	4.7%		4.2%	4.9%
SG&A primarily includes administrative expenses, information technology costs, incentive compensation related costs and selling and marketing expenses. SG&A remained relatively flat during the three months ended June 30, 2026 compared to the same period in 2025. SG&A decreased during the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a decrease in bad debt expense.

Amortization
Amortization expense was de minimis and $1 million for the three months ended June 30, 2026 and 2025, respectively. During both the six months ended June 30, 2026 and June 30, 2025, amortization expense was $1 million. Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during the three and six months ended June 30, 2026 reflects the continued amortization of our intangible assets.
Restructuring

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)	2026	2025	Favorable/ (unfavorable)

	(dollars in millions)			(dollars in millions)
Restructuring	$—	$25	$25	$46	$41	$(5)
Percentage of net sales	—%	1.1%		1.0%	1.0%

As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. Charges for the six months ended June 30, 2026 included the recognition of approximately $33 million for a program to downsize and close a European manufacturing site. Charges for the three and six months ended June 30, 2025, included the recognition of approximately $9 million and $22 million, respectively, for charges incurred to downsize European sites.
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
Refer to Note 9. Restructuring to the consolidated financial statements contained herein for additional information.
Separation costs
The Company incurred separation costs of $22 million and $2 million during the three months ended June 30, 2026 and 2025, respectively. During the the six months ended June 30, 2026 and 2025, the Company incurred separation costs of $48 million and $7 million, respectively. Separation costs for all periods include one-time expenses related to the planning and execution of the Separation. The Company expects to continue to incur additional expenses related to the Separation in 2026.
Interest expense
Interest expense was $36 million and $1 million for the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, interest expense was $41 million and $3 million, respectively. The increase during the three and six months ended June 30, 2026 compared to 2025 was related to the issuance of our Senior Notes and Credit Agreement in connection with the Separation. Refer to Note 10. Debt, to the consolidated financial statements contained herein for additional information.
Other expense, net
Other expense, net was $6 million and de minimis for the three months ended June 30, 2026 and 2025, respectively. Other expense, net was $7 million and $1 million for the six months ended June 30, 2026 and 2025, respectively. Other expense, net was comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable/(unfavorable)	2026	2025	Favorable/(unfavorable)
	(in millions)			(in millions)
Interest income	$—	$1	$(1)	$3	$2	$1
Components of net periodic benefit cost other than service cost (Note 11)	(6)	(2)	(4)	(15)	(4)	(11)
Other, net	—	1	(1)	5	1	4
Other expense, net	$(6)	$—	$(6)	$(7)	$(1)	$(6)

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)	2026	2025	Favorable/ (unfavorable)

	(in millions)			(in millions)
Income tax expense	$46	$21	$(25)	$37	$50	$13
The Company’s tax rate is affected by the fact that it is a Swiss resident taxpayer, the tax rates in Switzerland and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. The Company’s effective tax rate is also impacted by the receipt of certain tax incentives and holidays that reduce the effective tax rate for certain subsidiaries below the statutory rate.
The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 includes net discrete tax expenses of approximately $2 million and net discrete tax benefits of $6 million, respectively. The net discrete tax expense for the three months ended June 30, 2026 are primarily related to changes in reserves. The net discrete tax benefits for the three months ended June 30, 2025 are primarily related to provision to return adjustments and changes in valuation allowances.
The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 includes net discrete tax benefits of approximately $22 million and net discrete tax benefits of $4 million, respectively. The net discrete tax benefits for the six months ended June 30, 2026 are primarily related to changes in reserves. The net discrete tax benefits for the six months ended June 30, 2025 are primarily related to provision to return adjustments and changes in valuation allowances.
On January 15, 2025, the OECD released Administrative Guidance (the “Guidance”) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. Jurisdictions that have adopted the Framework may implement and administer their domestic laws consistent with the Model Rules and Guidance. The Guidance eliminates the tax basis in certain deferred tax assets including tax credit carryforwards for purposes of the global minimum tax established under the Framework. While the Guidance is applicable to the tax incentive granted to the Company’s Swiss subsidiary in 2023, a full valuation allowance against this attribute has been maintained since 2023. No other deferred tax assets are impacted by the Guidance. Therefore, the Guidance did not result in a change on the Company’s consolidated financial statements. No other deferred tax assets are impacted by the Guidance.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that were applicable to Versigent beginning in 2025, with additional provisions applying in subsequent years. Included in these changes are favorable adjustments to deductions for interest, qualified property, and research and development expenditures, as well as reforms to the international tax framework. The Act will not have a material impact on the Company’s consolidated financial statements.
Refer to Note 13. Income Taxes to the consolidated financial statements contained herein for additional information.
Equity Income, net of tax

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable/ (unfavorable)	2026	2025	Favorable/ (unfavorable)

	(in millions)			(in millions)
Equity income, net of tax	5	3	$2	9	8	$1
Equity income, net of tax reflects the Company’s interest in the results of ongoing operations of entities accounted for as equity method investments. Refer to Note 6. Investments in Affiliates to the unaudited consolidated interim financial statements included elsewhere in this information statement for additional information.
Non-GAAP Measures
We use both U.S. GAAP and non-GAAP financial measures for operational and financial decision making, and to assess Company performance.
Adjusted EBITDA is a non-GAAP measure, which is defined as net income before depreciation and amortization (including asset impairments), interest expense, income tax (expense) benefit, net (loss) income attributable to noncontrolling interest, other income (expense), net, equity income (loss), net of tax, restructuring, separation costs related to the Spin-Off, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), and other special items. Not all companies use identical calculations of Adjusted EBITDA, therefore this presentation may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA Margin is a non-GAAP measure, which is defined as Adjusted EBITDA as a percentage of net sales.

Adjusted EBITDA
We believe Adjusted EBITDA and Adjusted EBITDA Margin are useful measures in assessing the Company’s operational profitability or loss that, when reconciled to the corresponding U.S. GAAP measure, provide improved comparability between periods through the exclusion of certain items that we believe are not indicative of the Company’s core operating performance and that may obscure underlying business results and trends. We also use Adjusted EBITDA for internal reporting, planning and forecasting purposes.
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
Adjusted EBITDA for the Three Months Ended June 30, 2026 versus the Three Months Ended June 30, 2025
The reconciliations of net income attributable to Versigent to Adjusted EBITDA for the three months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,
	2026		2025
	(dollars in millions)
	$	Margin	$	Margin
Net income attributable to Versigent	$118	4.8%	$107	4.9%
Interest expense	36		1
Income tax expense	46		21
Net (loss) income attributable to noncontrolling interest	(2)		5
Depreciation and amortization	51		59
EBITDA	$249	10.2%	$193	8.7%
Other expense, net	6		—
Equity income, net	(5)		(3)
Restructuring	—		25
Separation costs	22		2
Other acquisition and portfolio project costs	—		1
Adjusted EBITDA	$272	11.1%	$218	9.9%

The following table presents the year-over-year change in net sales and Adjusted EBITDA for the three months ended June 30, 2026 versus 2025:

	Net Sales	Adjusted EBITDA
June 30, 2025	$2,206	$218
Volume	120	30
Pricing	(18)	(18)
Foreign currency	40	13
Commodity impacts	96	(9)
Operational performance and other	—	38
June 30, 2026	$2,444	$272
As noted in the table above, the Company’s Adjusted EBITDA margin for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was 11.1% and 9.9%, respectively. The increase in the Company’s Adjusted EBITDA was primarily due to favorable volume and operational cost reductions.

Adjusted EBITDA for the Six Months Ended June 30, 2026 versus the Six Months Ended June 30, 2025
The reconciliations of net income attributable to Versigent to Adjusted EBITDA for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	2026		2025
	(dollars in millions)
	$	Margin	$	Margin
Net income attributable to Versigent	$196	4.2%	$202	4.8%
Interest expense	41		3
Income tax expense	37		50
Net income attributable to noncontrolling interest	1		6
Depreciation and amortization	112		111
EBITDA	$387	8.3%	$372	8.8%
Other expense, net	7		1
Equity income, net	(9)		(8)
Restructuring	46		41
Separation costs	48		7
Net gain on lease terminations	(4)		—
Other acquisition and portfolio project costs	—		3
Adjusted EBITDA	$475	10.2%	$416	9.8%
The following table presents the year-over-year change in net sales and Adjusted EBITDA for the six months ended June 30, 2026 versus 2025:

	Net Sales	Adjusted EBITDA
June 30, 2025	$4,230	$416
Volume	180	44
Pricing	(12)	(12)
Foreign currency	106	(5)
Commodity impacts	152	(40)
Operational performance and other	—	72
June 30, 2026	$4,656	$475
As noted in the table above, the Company’s Adjusted EBITDA margin for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was 10.2% and 9.8%, respectively. The increase in the Company’s Adjusted EBITDA was primarily due to favorable volume and operational cost reductions offset by unfavorable commodity pricing impacts.
Liquidity and Capital Resources
Overview of Capital Structure
The Company’s liquidity requirements are primarily to fund our business operations, including capital expenditures, working capital requirements, operational restructuring activities and to fund debt service requirements. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, borrowings under credit facilities and issuance of long-term debt. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments, redemptions or repurchases of existing indebtedness (including through open market purchases), undertake new capital investment projects, strategic acquisitions, return capital to shareholders and/or general corporate purposes. We will also routinely monitor the markets and may opportunistically issue debt or equity to refinance existing debt or fund capital resources.

As of June 30, 2026, we had cash and cash equivalents of $554 million and net debt (defined as outstanding debt less cash and cash equivalents) of $1,670 million. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of June 30, 2026:

June 30, 2026

(in millions)
Cash and cash equivalents	$554
Revolving Credit Facility, unutilized portion	850
Total available liquidity	$1,404
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, capital expenditures, debt obligations and separation activities.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. As of June 30, 2026, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $545 million. If additional non-U.S. cash was needed for our U.S. operations, we would utilize a combination of the strategies mentioned above.
Dividends
In April 2026, our Board of Directors approved a dividend policy under which the Company intends to return a portion of future earnings to shareholders through a regular dividend. On August 3, the Company's Board of Directors declared a quarterly cash dividend of $0.13 per share, payable on September 18, 2026 to shareholders of record at the close of business on September 4, 2026. The declaration and payment of future dividends are subject to the discretion of the Company’s Board of Directors and will depend on the Company’s financial condition, results of operations, cash requirements, and other factors deemed relevant by the Board of Directors, and there can be no assurance that the Board of Directors will declare a dividend in the future.
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

Credit Agreement
On November 26, 2025, Versigent PLC and its wholly-owned subsidiaries Cyprium Corporation (“Cyprium U.S.”) and Cyprium Holdings Luxembourg S.À.R.L (“Cyprium Luxembourg”), entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.35 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Term Loan A Facility”) and a five-year $850 million senior secured revolving credit facility (the “Revolving Credit Facility”, together with the Term Loan A Facility, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. The Credit Facilities became available to Versigent PLC in connection with the Spin-Off. Approximately $15 million in debt issuance costs were incurred in connection with the Credit Agreement.
As of June 30, 2026, Versigent had no amounts outstanding under the Revolving Credit Facility and no letters of credit have been issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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
Loans under the Term Loan A Facility bear interest, at Versigent’s option, at either (a) ABR or (b) Term Benchmark Rate and RFR (the “Benchmark Loans”) plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Facility on the specified dates are set forth below:

	June 30, 2026		December 31, 2025
	ABR plus	Benchmark Loans plus	ABR plus	Benchmark Loans plus
Term Loan A	0.50%	1.50%	N/A	N/A
The Credit Agreement also contains events of default customary for financings of this type. The Company is in compliance with the Credit Agreement covenants.
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
The notes are guaranteed, jointly and severally, on an unsecured basis, by each of our current and future domestic subsidiaries that guarantee our Credit Facilities, as described above. The proceeds from the Notes, together with the proceeds from the borrowings under the Credit Agreement, were used to fund a $1,894 million dividend to the Former Parent, with remaining proceeds used for general corporate purposes.
Other Financing
Finance leases and other—As of June 30, 2026 and December 31, 2025, approximately $151 million and $61 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations of Versigent were outstanding.

Dividends from Equity Investments
No dividends were received from the Company’s equity method investments during the three months ended June 30, 2026, compared to $8 million received during the three months ended June 30, 2025. During the six months ended June 30, 2026, Versigent received dividends of $2 million, compared to $8 million received during the six months ended June 30, 2025. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Cash Flows
Operating activities—Net cash provided by operating activities totaled $194 million and $190 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows provided by operating activities for the six months ended June 30, 2026 consisted primarily of net earnings of $197 million, increased by $151 million for non-cash charges for depreciation, share-based compensation and pension costs, partially offset by $156 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the six months ended June 30, 2025 consisted primarily of net earnings of $208 million, increased by $133 million for non-cash charges for depreciation, share-based compensation and pension costs, partially offset by $152 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $117 million and $79 million for the six months ended June 30, 2026 and 2025, respectively, and consisted of capital expenditures.
Financing activities—Net cash provided by financing activities totaled $203 million and $1 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows provided by financing activities for the six months ended June 30, 2026 primarily included $2,063 million in proceeds from issuance of senior notes and credit agreement, net of issuance costs, offset by a $1,894 million cash distribution paid to Former Parent in connection with the Separation. Cash flows provided by financing activities for the six months ended June 30, 2025 primarily included $134 million of cash transferred from Former Parent offset by repayments under short-term debt agreements.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2026.
Recently Issued Accounting Pronouncements
The information concerning recently issued accounting pronouncements contained in Note 2. Significant Accounting Policies to the unaudited consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management,” in the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026. There were no material changes to this information during the quarter ended June 30, 2026. As described in the Information Statement, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 16. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of June 30, 2026, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of our outstanding material legal proceedings, see Note 12. Commitments and Contingencies to the unaudited consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors previously disclosed in the “Risk Factors” section of the Company’s Information Statement filed as Exhibit 99.1 with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Executive Officers and Directors
Transactions in our securities by our executive officers and directors are required to be made in accordance with our insider trading policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Our insider trading policy permits our executive officers and directors to enter into trading plans in accordance with Rule 10b5-1.
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, during the second quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities/Dollar Value to be Purchased or Sold
Kevin Clark Director	Adoption	June 3, 2026	December 31, 2026	Sale of up to 220,000 ordinary shares
(1)In each case, a trading plan may also expire on such earlier dates as all transactions under the trading plan are completed.
During the second quarter of 2026, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, modified or terminated a Rule 10b5-1 trading plan or adopted, modified, or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Other Information
Chief Executive Officer Offer Letter
On August 3, 2026, we entered into an offer letter with Joseph Liotine, the Company’s Chief Executive Officer (the “CEO Offer Letter”). The CEO Offer Letter provides for an annual base salary of $950,000, eligibility to receive a target annual bonus equal to 150% of Mr. Liotine’s annual base salary pursuant to the terms of the Versigent PLC Annual Incentive Plan (the “Incentive Plan”), participation in the Company’s employee benefit plans, including the Company’s Executive Severance Plan, the Company’s Executive Change in Control Severance Plan and the Company’s Deferred Compensation Plan, and a requirement to execute the Company’s form of Confidentiality and Noninterference Agreement.
In addition, the CEO Offer Letter provides that Mr. Liotine will receive an annual equity award under the Company’s Long-Term Incentive Plan (the “Equity Plan”) having a target grant date fair value of $9,000,000. Such annual equity award is currently anticipated to consist of a mix of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), with the RSUs vesting one-third on each anniversary of the grant date and the PSUs vesting at the end of a three-year performance period based on the achievement of performance goals and metrics set by the Company’s board of directors (the “Board”), in each case, subject to Mr. Liotine’s continued employment through each applicable vesting date.
Chief Financial Officer Offer Letter

On August 3, 2026, we entered into an offer letter with Doug Ostermann, the Company’s Chief Financial Officer (the “CFO Offer Letter”). The CFO Offer Letter provides for an annual base salary of $850,000, eligibility to receive a target annual bonus equal to 100% of Mr. Ostermann’s annual base salary pursuant to the terms of the Incentive Plan, participation in the Company’s employee benefit plans, including the Company’s Executive Severance Plan, the Company’s Executive Change in Control Severance Plan and the Company’s Deferred Compensation Plan, and a requirement to execute the Company’s form of Confidentiality and Noninterference Agreement.
In addition, the CFO Offer Letter provides that Mr. Ostermann will receive an annual equity award under the Equity Plan having a target grant date fair value of $3,500,000. Such annual award is currently anticipated to consist of a mix of RSUs and PSUs, with the RSUs vesting one-third on each anniversary of the grant date and the PSUs vesting at the end of a three-year performance period based on performance goals and metrics set by the Board, in each case, subject to Mr. Ostermann’s continued employment through each applicable vesting date.
The foregoing summaries of the terms of the CEO Offer Letter and the CFO Offer Letter are each qualified in their entirety by reference to the complete texts of the CEO Offer Letter and the CFO Offer Letter, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	*	Separation and Distribution Agreement, dated as of March 31, 2026, by and between Aptiv PLC and Versigent PLC †+	8-K	2.1	April 1, 2026
3.1	*	Memorandum and Articles of Association of Versigent PLC	8-K	3.1	April 1, 2026
4.1	#
Second Supplemental Indenture, dated June 18, 2026 Between Cyprium Corporation, Cyprium Holdings Luxembourg S.À.R.L., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee

10.1	#	Modified Executive Officer Employment Letter between Versigent PLC and Joseph T. Liotine, dated August 3, 2026 ††
10.2	#	Modified Executive Officer Employment Letter between Versigent PLC and Doug Ostermann, dated August 3, 2026 ††
10.3	#	Modified Executive Officer Employment Letter between Versigent PLC and Janis Acosta, dated August 3, 2026 ††
10.4	#	Modified Executive Officer Employment Letter between Versigent PLC and Sharon Vinci, dated August 3, 2026 ††
31.1	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	##	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	#	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File
101.SCH	#	Inline XBRL Taxonomy Extension Schema Document
101.CAL	#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	#	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
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
†† This exhibit constitutes a management contract, compensatory plan, or arrangement.
# Filed electronically with the Report.
## This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section. Furnished electronically with this Report.
* Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSIGENT PLC

/s/ Doug Ostermann
By: Doug Ostermann
Chief Financial Officer

Dated: August 4, 2026