Form 10-Q
period 2026-09-30
Versigent PLC
filed 2026-11-04
CIK 2078008

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
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of October 30, 2026, was 70,844,658.

Versigent PLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VERSIGENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Net sales	$2,450	$2,286	$7,106	$6,516
Operating expenses:
Cost of sales	2,120	1,990	6,211	5,708
Selling, general and administrative	112	104	309	313
Amortization	—	—	1	1
Restructuring (Note 9)	22	21	68	62
Separation costs	11	7	59	14
Total operating expenses	2,265	2,122	6,648	6,098
Operating income	185	164	458	418
Interest expense	(36)	—	(77)	(3)
Other expense, net (Note 18)	(2)	—	(9)	(1)
Income before income taxes and equity income	147	164	372	414
Income tax expense (Note 13)	(35)	(54)	(72)	(104)
Income before equity income	112	110	300	310
Equity income, net of tax	—	3	9	11
Net income	112	113	309	321
Net income attributable to noncontrolling interest	10	4	11	10
Net income attributable to Versigent	$102	$109	$298	$311

Earnings per share attributable to Versigent:
Basic	$1.44	$1.54	$4.20	$4.39
Diluted	$1.41	$1.54	$4.16	$4.39

Weighted average shares outstanding:
Basic	70.85	70.89	70.88	70.89
Diluted	72.25	70.89	71.67	70.89
See notes to condensed consolidated financial statements.

VERSIGENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income	$112	$113	$309	$321
Other comprehensive (loss) income:
Currency translation adjustments	4	(6)	(26)	51
Net change in unrecognized (loss) gain on derivative instruments, net of tax (Note 15)	(30)	—	76	—
Employee benefit plans adjustment, net of tax (Note 15)	1	1	—	1
Other comprehensive (loss) income	(25)	(5)	50	52
Comprehensive income	87	108	359	373
Comprehensive income attributable to noncontrolling interests	10	4	22	11
Comprehensive income attributable to Versigent	$77	$104	$337	$362
See notes to condensed consolidated financial statements.

VERSIGENT PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$638	$276
Accounts receivable, net of allowance for doubtful accounts of $18 million and $17 million, respectively (Note 2)	1,944	1,567
Inventories (Note 4)	821	772
Other current assets (Note 5)	264	158
Total current assets	3,667	2,773
Long-term assets:
Property, net	913	901
Operating lease right-of-use assets	213	168
Investments in affiliates (Note 6)	146	143
Intangible assets, net (Note 2)	5	7
Deferred tax assets	450	384
Other long-term assets (Note 5)	133	109
Total long-term assets	1,860	1,712
Total assets	$5,527	$4,485
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 10)	$58	$58
Accounts payable	1,772	1,530
Accrued liabilities (Note 7)	737	578
Total current liabilities	2,567	2,166
Long-term liabilities:
Long-term debt (Note 10)	2,066	3
Pension benefit obligations	216	217
Long-term operating lease liabilities	164	130
Other long-term liabilities (Note 7)	151	121
Total long-term liabilities	2,597	471
Total liabilities	5,164	2,637
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 70,841,248 issued and outstanding as of September 30, 2026	1	—
Additional paid-in-capital	144	—
Retained earnings	211	—
Former Parent’s net investment	—	1,925
Accumulated other comprehensive loss (Note 15)	(202)	(268)
Total Versigent shareholders' equity	154	1,657
Noncontrolling interest	209	191
Total shareholders’ equity	363	1,848
Total liabilities and shareholders’ equity	$5,527	$4,485
See notes to condensed consolidated financial statements.

VERSIGENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$309	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	166	165
Amortization	1	1
Amortization of deferred debt issuance costs	4	—
Restructuring expense, net of cash paid	20	21
Deferred income taxes	9	20
Pension and other postretirement benefit expenses	30	10
Income from equity method investments, net of dividends received	(7)	—
Loss on sale of assets	1	3
Share-based compensation	28	24
Changes in operating assets and liabilities:
Accounts receivable, net	(358)	(268)
Inventories	(49)	(86)
Other assets	(45)	(16)
Accounts payable	253	147
Accrued and other long-term liabilities	125	64
Other, net	(52)	9
Pension contributions	(16)	(2)
Net cash provided by operating activities	419	413
Cash flows from investing activities:
Capital expenditures	(172)	(123)
Net cash used in investing activities	(172)	(123)
Cash flows from financing activities:
Net repayments under short-term debt agreements	(17)	(145)
Net repayments under long-term debt agreements	—	(1)
Proceeds from issuance of senior notes and credit agreement, net of issuance costs	2,063	—
Cash distribution paid to Former Parent	(1,894)	—
Net transfers to Former Parent	(20)	(119)
Dividend payments of consolidated affiliates to minority shareholders	(4)	(6)
Distribution of ordinary share cash dividends	(9)	—
Taxes withheld and paid on employees' restricted share awards	(2)	—
Net cash provided by (used in) financing activities	117	(271)
Effect of exchange rate fluctuations on cash and cash equivalents	(2)	14
Increase in cash and cash equivalents	362	33
Cash and cash equivalents at beginning of the period	276	201
Cash and cash equivalents at end of the period	$638	$234

	September 30,
	2026	2025
	(in millions)
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$61	$32
See notes to condensed consolidated financial statements.

VERSIGENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Number of Ordinary Shares	Amount of Ordinary Shares	Additional Paid in Capital	Retained Earnings	Former Parent’s Net Investment	Accumulated Other Comprehensive Loss	Total Versigent Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2026	(in millions)
Balance at June 30, 2026	71	$1	$143	$118	$—	$(177)	$85	$199	$284
Net income	—	—	—	102	—	—	102	10	112
Other comprehensive loss	—	—	—	—	—	(25)	(25)	—	(25)
Dividends on ordinary shares	—	—	—	(9)	—	—	(9)	—	(9)
Taxes withheld on employees' restricted share award vestings	—	—	(1)	—	—	—	(1)	—	(1)
Share-based compensation	—	—	9	—	—	—	9	—	9
Spin-off related adjustments	—	—	(7)	—	—	—	(7)	—	(7)
Balance at September 30, 2026	71	$1	$144	$211	$—	$(202)	$154	$209	$363

2025
Balance at June 30, 2025	—	$—	$—	$—	$2,217	$(285)	$1,932	$183	$2,115
Net income	—	—	—	—	109	—	109	4	113
Other comprehensive loss	—	—	—	—	—	(5)	(5)	—	(5)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(6)	(6)
Net transfers to Former Parent	—	—	—	—	(200)	—	(200)	—	(200)
Share-based compensation	—	—	—	—	8	—	8	—	8
Balance at September 30, 2025	—	$—	$—	$—	$2,134	$(290)	$1,844	$181	$2,025
See notes to condensed consolidated financial statements.

VERSIGENT PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Number of Ordinary Shares	Amount of Ordinary Shares	Additional Paid in Capital	Retained Earnings	Former Parent’s Net Investment	Accumulated Other Comprehensive Loss	Total Versigent Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
2026	(in millions)
Balance at January 1, 2026	—	$—	$—	$—	$1,925	$(268)	$1,657	$191	$1,848
Net income	—		—	220	78	—	298	11	309
Other comprehensive income	—		—	—	—	39	39	11	50
Dividends on ordinary shares	—	—	—	(9)	—	—	(9)	—	(9)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(4)	(4)
Taxes withheld on employees' restricted share award vestings	—	—	(2)	—	—	—	(2)	—	(2)
Net transfers from Former Parent	—	—	—	—	17	27	44	—	44
Share-based compensation	—	—	20	—	8	—	28	—	28
Spin-off related adjustments	—	—	(7)	—	—	—	(7)	—	(7)
Cash distribution to Former Parent	—	—	—	—	(1,894)	—	(1,894)	—	(1,894)
Reclassification of Former Parent’s net investment and issuance of ordinary shares in connection with separation	71	1	133	—	(134)	—	—	—	—
Balance at September 30, 2026	71	$1	$144	$211	$—	$(202)	$154	$209	$363

2025
Balance at January 1, 2025	—	$—	$—	$—	$1,865	$(341)	$1,524	$198	$1,722
Net income	—	—	—	—	311	—	311	10	321
Other comprehensive income	—	—	—	—	—	51	51	1	52
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(28)	(28)
Net transfers to Former Parent	—	—	—	—	(66)	—	(66)	—	(66)
Share-based compensation	—	—	—	—	24	—	24	—	24
Balance at September 30, 2025	—	$—	$—	$—	$2,134	$(290)	$1,844	$181	$2,025
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
Nature of operations—We are a global leader in the design, development and manufacture of low-voltage (“LV”) and high-voltage (“HV”) electrical architectures. We are a global supplier of optimized vehicle architecture solutions to a broad customer base primarily comprised of original equipment manufacturers (“OEMs”) that manufacture increasingly software-defined, electrified and feature-rich vehicles. Our products provide the signal, power and data distribution that supports increased vehicle content and electrification and enables increased safety, reduced emissions and enhanced vehicle connectivity.
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
We also develop, manufacture and sell our solutions to a number of adjacent end markets. These markets include our commercial vehicles business, as well as agriculture, construction, and grid and infrastructure, and have begun exploring other industrial end markets, including off-grid power storage and robotics. With a proven portfolio of solutions, we expect to leverage our long-standing customer relationships, technical expertise within power, data and signal distribution, and capabilities built serving the global automotive industry to further penetrate these adjacent markets.
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
Versigent primarily utilizes historical loss and recovery data, consolidated with information on current economic conditions and reasonable and supportable forecasts to develop the estimate of the allowance for doubtful accounts in accordance with ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). As of September 30, 2026 and December 31, 2025, the Company reported $1,944 million and $1,567 million, respectively, of accounts receivable, net of the allowances, which includes the allowance for doubtful accounts of $18 million and $17 million, respectively. Bad debt expense was $1 million for both the three and nine months ended September 30, 2026. Bad debt expense was $4 million and $10 million for the three and nine months ended September 30, 2025, respectively, primarily related to certain local customers in China. Other changes in the allowance were not material for the three and nine months ended September 30, 2026 and September 30, 2025. Generally, the Company does not require collateral for its accounts receivable.
Inventories—As of September 30, 2026 and December 31, 2025, inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 4. Inventories for additional information.
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
Intangible assets—Intangible assets were $5 million and $7 million as of September 30, 2026 and December 31, 2025, respectively. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was de minimis for both the three months ended September 30, 2026 and 2025. Amortization expense was $1 million for both the nine months ended September 30, 2026 and 2025.
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
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (loss) (“OCI”). The accumulated foreign currency translation adjustment related to an investment in a foreign subsidiary is reclassified to net income (loss) upon sale or upon complete or substantially complete liquidation of the respective entity. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction gains of $3 million and losses of $6 million were included in the consolidated statements of operations for the three months ended September 30, 2026 and 2025, respectively. Net foreign currency transaction gains of $5 million and losses of $18 million were included in the consolidated statements of operations for the nine months ended September 30, 2026, and 2025, respectively.
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
Customer concentrations—We sell our products and services to the major global OEMs in every region of the world. Our ten largest customers accounted for approximately 81% of our total net sales for both the three and nine months ended September 30, 2026. For the three months ended September 30, 2026, three customers each accounted for more than 10% of our consolidated net sales at 19%, 19% and 15%, respectively. For the nine months ended September 30, 2026, the three customers accounted for 18%, 18% and 14% of consolidated net sales, respectively.

For the three and nine months ended September 30, 2025, our ten largest customers accounted for approximately 80% of our total net sales for each period. For the three months ended September 30, 2025, three customers each accounted for more than 10% of our consolidated net sales at 20%, 15% and 12%, respectively. For the nine months ended September 30, 2025, three customers each accounted for more than 10% of consolidated net sales at 19%, 14%, and 12% of consolidated net sales, respectively.
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments or foreign currency exposure of the net investment in certain foreign operations to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Commodity swaps are accounted for as hedges of firm or anticipated commodity purchase contracts to the extent they are designated and assessed as effective. All other commodity derivative contracts that are not designated as hedges are either marked to market on a current basis or are exempted from mark to market accounting as normal purchases. At September 30, 2026 and December 31, 2025, the Company’s exposure to movements in interest rates was not hedged with derivative instruments.
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
In addition, beginning in the fourth quarter of 2025, liabilities related to inactive employees in Germany under a Former Parent-sponsored plan that had not yet legally transferred to the Company due to regulatory reasons were attributed to the Company. These liabilities were legally transferred in the third quarter of 2026. Prior to completion of the legal transfer, the Former Parent paid the benefits due to these inactive employees on behalf of Versigent and Versigent reimbursed the Former Parent.
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
Prior to the Spin-Off, net sales of products from Versigent to affiliates of the Former Parent totaled $2 million for the three months ended March 31, 2026. Net sales of products from Versigent to affiliates of the Former Parent were $1 million and $2 million for the three and nine months ended September 30, 2025, respectively.
Prior to the Spin-Off, total purchases from affiliates of the Former Parent totaled $192 million for the three months ended March 31, 2026. Total purchases from affiliates of the Former Parent totaled $206 million and $593 million for the three and nine months ended September 30, 2025, respectively.

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

The total costs for services and functions allocated to the Company from the Former Parent for periods prior to the Spin-Off were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026 (1)	2025
	(in millions)
Cost of sales	$—	$38	$13	$94
Selling, general and administrative	—	81	80	237
Restructuring	—	—	—	1
Total allocated costs from Former Parent	$—	$119	93	332
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

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash pooling and general financing activities, net	$(106)	$(457)
Corporate cost allocations	93	332
Income taxes (1)	(7)	6
Net transfers to Former Parent per consolidated statements of cash flows	(20)	(119)
Transfer of net assets with Former Parent	(16)	—
Related party receivables exchanged with Former Parent	—	53
Deferred and non-cash taxes settled with Former Parent through Former Parent's net investment (1)	53	—
Net transfers from (to) Former Parent per consolidated statements of shareholders' equity (2)	$17	$(66)
(1)Represents non-cash income tax impacts incurred in the respective period as a result of the application of the separate return basis with respect to the income tax provision and related balance sheet accounts within the consolidated financial statements, as further described in Note 13. Income Taxes, as well as taxes paid by the Former Parent.
(2)Net transfers to Former Parent per consolidated statements of shareholders’ equity was $200 million for the three months ended September 30, 2025.

4. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2026	December 31, 2025
	(in millions)
Productive material	$419	$382
Work-in-process	118	98
Finished goods	284	292
Total	$821	$772

5. ASSETS
Other current assets consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Value added tax receivable	$101	$65
Derivative financial instruments (Note 16)	71	—
Prepaid insurance and other expenses	47	31
Income and other taxes receivable	25	40
Reimbursable engineering costs	8	12
Capitalized upfront fees (Note 20)	5	7
Other	7	3
Total	$264	$158

Other long-term assets consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Capitalized upfront fees (Note 20)	$26	$26
Long-term receivables	26	15
Reimbursable engineering costs	23	20
Derivative financial instruments (Note 16)	10	—
Debt issuance costs	8	—
Deposits to vendors	5	5
Income and other taxes receivable	3	19
Other	32	24
Total	$133	$109

6. INVESTMENTS IN AFFILIATES
Equity Method Investments
As part of Versigent’s operations, it has investments in two non-consolidated affiliates accounted for under the equity method of accounting. These affiliates are not publicly traded companies and are located in North America and Asia Pacific. The most significant investment is in Promotora de Partes Electricas Automotrices, S.A. de C.V. (of which Versigent owns approximately 40%). The Company’s aggregate investments in affiliates was $146 million and $143 million as of September 30, 2026 and December 31, 2025, respectively. No dividends were received from non-consolidated affiliates for the three months ended September 30, 2026. Dividends of $3 million for the three months ended September 30, 2025 were received from non-consolidated affiliates. Dividends of $2 million and $11 million for the nine months ended September 30, 2026 and 2025, respectively, were received from these non-consolidated affiliates. There were no impairment charges recorded for the three and nine months ended September 30, 2026 and 2025.
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

7. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Payroll-related obligations	$223	$178
Income and other taxes payable	94	94
Operating lease liabilities	56	52
Accrued interest	55	—
Employee benefits, including current pension obligations	55	36
Restructuring (Note 9)	52	46
Accrued freight	40	35
Outside services	34	24
Customer deposits	29	32
Warranty obligations (Note 8)	16	14
Legal	10	7
Other	73	60
Total	$737	$578

Other long-term liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Accrued income taxes	$57	$31
Deferred income taxes, net	53	29
Restructuring (Note 9)	11	3
Tax indemnification liability (Note 13)	—	50
Other	30	8
Total	$151	$121

8. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. The Company has recognized a reasonable estimate for its total aggregate warranty reserves, including product recall costs, as of September 30, 2026. At September 30, 2026, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.
The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2026:

Warranty Obligations

(in millions)
Accrual balance at January 1, 2026	$14
Provision for estimated warranties incurred during the period	12
Changes in estimate for pre-existing warranties	(1)
Settlements	(9)
Accrual balance at September 30, 2026	$16

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. The Company recorded employee-related and other restructuring charges related to these programs of $22 million during the three months ended September 30, 2026 and $68 million during the nine months ended September 30, 2026. Charges for the three and nine months ended September 30, 2026 included the recognition of approximately $14 million due to an early service contract cancellation in North America. Charges for the nine months ended September 30, 2026 also included the recognition of approximately $33 million for a program to downsize and close a European manufacturing site.
There have been no changes in previously initiated programs that have resulted, or are expected to result, in a material change to our restructuring costs. The Company expects to incur additional restructuring costs pursuant to approved programs of approximately $43 million, including $28 million related to a program focused on global workforce alignment, all of which are expected to be incurred within the next twelve months.
During the three and nine months ended September 30, 2025, restructuring charges approximated $21 million and $62 million, respectively, which included the recognition of approximately $12 million and $34 million, respectively, for charges incurred to downsize European sites.

Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Versigent incurred cash expenditures related to its restructuring programs of approximately $48 million and $41 million in the nine months ended September 30, 2026 and 2025, respectively.
The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2026:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2026	$49	$—	$49
Provision for estimated expenses incurred during the period	65	15	80
Change in estimate	(12)	—	(12)
Payments made during the period	(47)	(1)	(48)
Foreign currency and other	(6)	—	(6)
Accrual balance at September 30, 2026	$49	$14	$63

10. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs, as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in millions)
6.125% senior notes, due 2031 (net of $11 unamortized issuance costs)	$789	$—
6.375%, senior notes, due 2034 (net of $11 unamortized issuance costs)	789	—
Term Loan A, due 2031 (net of $5 unamortized issuance costs)	495	—
Finance leases and other	51	61
Total debt	2,124	61
Less: current portion	(58)	(58)
Long-term debt	$2,066	$3
Credit Agreement
On November 26, 2025, Versigent PLC and its wholly-owned subsidiaries Versigent Corporation (“Versigent U.S.”) (formerly known as Cyprium Corporation) and Versigent Holdings Luxembourg S.À.R.L (“Versigent Luxembourg”) (formerly known as Cyprium Holdings Luxembourg S.À.R.L), entered into a credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and domestic collateral agent, and Wilmington Trust, National Association, as foreign collateral agent, with respect to $1.35 billion in senior secured credit facilities. The agreement was subsequently amended on March 25, 2026 and, as amended, is referred to herein as the “Credit Agreement”. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Term Loan A Facility”) and a five-year $850 million senior secured revolving credit facility (the “Revolving Credit Facility”, together with the Term Loan A Facility, the “Credit Facilities”). The Credit Facilities became available to Versigent PLC in connection with the Spin-Off. Approximately $15 million in debt issuance costs were incurred in connection with the Credit Agreement.
As of September 30, 2026, Versigent had no amounts outstanding under the Revolving Credit Facility and no letters of credit have been issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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
Versigent U.S. and Versigent Luxembourg are each borrowers under the Credit Agreement, under which such borrowings are guaranteed by Versigent PLC. Additional subsidiaries of Versigent PLC may be added as co-borrowers or guarantors under the Credit Agreement from time to time on the terms and conditions set forth in the Credit Agreement. The obligations of each borrower under the Credit Agreement will be jointly and severally guaranteed by each other borrower and by certain of our existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors will be secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in Versigent PLC.
Loans under the Term Loan A Facility bear interest, at Versigent’s option, at either (a) ABR or (b) Term Benchmark Rate and RFR (the “Benchmark Loans”) plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Facility on the specified dates are set forth below:

	September 30, 2026		December 31, 2025
	ABR plus	Benchmark Loans plus	ABR plus	Benchmark Loans plus
Term Loan A	0.50%	1.50%	N/A	N/A
The Credit Agreement also contains events of default customary for financings of this type. The Company is in compliance with the Credit Agreement covenants.
Senior Unsecured Notes
On March 18, 2026, Versigent U.S. and Versigent Luxembourg issued $800 million aggregate principal amount of their 6.125% senior notes due 2031 (the “2031 Notes”) and $800 million aggregate principal amount of their 6.375% senior notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Notes”). The Notes were sold to investors in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Approximately $23 million in debt issuance costs were incurred in connection with the issuance of the Notes.
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

Other Financing
Finance leases and other—As of September 30, 2026 and December 31, 2025, approximately $51 million and $61 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations were outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $18 million and $2 million for the nine months ended September 30, 2026 and 2025, respectively.

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
The amounts shown below reflect the defined benefit pension expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Service cost	$3	$1	$9	$4
Interest cost	6	2	17	6
Expected return on plan assets	(1)	(1)	(3)	(1)
Settlement loss	1	—	3	—
Curtailment loss	—	—	4	—
Amortization of actuarial losses	—	1	—	1
Net periodic benefit cost	$9	$3	$30	$10
Other postretirement benefit obligations as of September 30, 2026 was $1 million and there were no other postretirement benefit obligations as of December 31, 2025.
Multiemployer Pension Plans
As described in Note 2. Significant Accounting Policies, prior to the legal split of plans in 2025, certain of the Company’s employees, primarily in Mexico and Germany, participated in the Shared Plans sponsored by the Former Parent. The Company recorded an expense of approximately $1 million and $3 million for the three and nine months ended September 30, 2025, respectively, to record its allocation of pension benefit service costs related to the Shared Plans.
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
Environmental Matters
The Company is subject to the requirements of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations. As of September 30, 2026 and December 31, 2025, the undiscounted reserve for environmental investigation and remediation recorded in other liabilities were de minimis. The Company cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, the Company’s results of operations could be materially affected. At September 30, 2026, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
The Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Income tax expense	$35	$54	$72	$104
Effective tax rate	24%	33%	19%	25%
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
The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 includes net discrete tax expenses of approximately $2 million and net discrete tax expenses of $20 million, respectively. The net discrete tax expenses for the three months ended September 30, 2026 are primarily related to changes in reserves. The net discrete tax expenses for the three months ended September 30, 2025 are primarily related to changes in valuation allowances.
The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 includes net discrete tax benefits of approximately $19 million and net discrete tax expenses of $16 million, respectively. The net discrete tax benefits for the nine months ended September 30, 2026 are primarily related to changes in reserves. The net discrete tax expenses for the nine months ended September 30, 2025 are primarily related to changes in valuation allowances.
Versigent is a Swiss resident taxpayer and not a domestic corporation for U.S. federal income tax purposes. As such, it is not subject to U.S. tax on remitted foreign earnings and, as a result of its capital structure, is also generally not subject to Swiss tax on the repatriation of foreign earnings.
Cash paid or withheld for income taxes was $74 million and $72 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Weighted Average Shares
The following table illustrates earnings per share attributable to Versigent and the weighted average shares outstanding used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Numerator:
Net income attributable to Versigent	$102	$109	$298	$311
Denominator:
Weighted average ordinary shares outstanding, basic	70.85	70.89	70.88	70.89
Dilutive shares related to restricted stock units	1.40	—	0.79	—
Weighted average ordinary shares outstanding, including dilutive shares	72.25	70.89	71.67	70.89

Earnings per share attributable to Versigent:
Basic	$1.44	$1.54	$4.20	$4.39
Diluted	$1.41	$1.54	$4.16	$4.39

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
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend Per Ordinary Share	Amount (in millions)
2026:
Third quarter	$0.13	$9
Total	$0.13	$9
In addition, on November 3, 2026, our Board of Directors declared a quarterly cash dividend of $0.13 per ordinary share, payable on December 17, 2026 to shareholders of record at the close of business on December 4, 2026. The announcement and payment of cash dividends on our ordinary shares in the future, in this amount or otherwise, will be within the discretion of our Board of Directors at such time.

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss attributable to Versigent (net of tax) for the three and nine months ended September 30, 2026 and 2025 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(277)	$(281)	$(263)	$(337)
Aggregate adjustment for the period	4	(6)	(37)	50
Net transfers from Former Parent	—	—	27	—
Balance at end of period	(273)	(287)	(273)	(287)

Gains (losses) on derivatives:
Balance at beginning of period	106	—	—	—
Other comprehensive income before reclassifications (net tax effect of $0, $0, $(24) and $0)	3	—	139	—
Reclassification to income (net tax effect of $6, $0, $11 and $0)	(33)	—	(63)	—
Balance at end of period	76	—	76	—

Pension and postretirement plans:
Balance at beginning of period	(6)	(4)	(5)	(4)
Other comprehensive loss before reclassifications (net tax effect of $0, $0, $(1) and $0)	—	—	(3)	—
Reclassification to income (nil net tax effect for all periods presented)	1	1	3	1
Balance at end of period	(5)	(3)	(5)	(3)
Accumulated other comprehensive loss, end of period	$(202)	$(290)	$(202)	$(290)

Reclassifications from accumulated other comprehensive income (loss) to income for the three and nine months ended September 30, 2026 and 2025 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Operations
	2026	2025	2026	2025
	(in millions)
Gains (losses) on derivatives:
Commodity derivatives	$19	$—	$35	$—	Cost of sales
Foreign currency derivatives	20	—	39	—	Cost of sales
	39	—	74	—	Income before income taxes and equity income
	(6)	—	(11)	—	Income tax expense
	33	—	63	—	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$33	$—	$63	$—	Net income attributable to Versigent

Pension and postretirement plans:
Actuarial loss	$—	$(1)	$—	$(1)	Other expense, net (1)
Settlement loss	(1)	—	(3)	—	Other expense, net (1)
	(1)	(1)	(3)	(1)	Income before income taxes and equity income
	—	—	—	—	Income tax expense
	(1)	(1)	(3)	(1)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(1)	$(1)	$(3)	$(1)	Net income attributable to Versigent

Total reclassifications for the period	$32	$(1)	$60	$(1)
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
As of September 30, 2026, the Company had the following outstanding notional amounts related to commodity and foreign currency forward and option contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Commodity	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in thousands)		(in millions)
Copper	54,026	pounds	$355

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (Approximate USD Equivalent)

	(in millions)
Mexican Peso	18,912	MXN	$1,051
Chinese Renminbi	1,247	RMB	$186
As of September 30, 2026, Versigent has entered into derivative instruments to hedge cash flows extending out to September 2028.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated OCI, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of September 30, 2026 were $89 million (approximately $76 million, net of tax). Of this total, approximately $83 million of gains are expected to be included in cost of sales within the next 12 months and approximately $6 million of gains are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Versigent determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage commodity and foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
Derivatives Not Designated as Hedges
In certain occasions the Company enters into certain foreign currency and commodity contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other expense, net and cost of sales in the consolidated statements of operations.

Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheet as of September 30, 2026 is as follows:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location	September 30, 2026	Balance Sheet Location	September 30, 2026	September 30, 2026

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	Other current assets	$46	Accrued liabilities	$—	$46
Foreign currency derivatives*	Other current assets	29	Other current assets	4	25
Commodity derivatives	Other long-term assets	9	Other long-term liabilities	—	9
Foreign currency derivatives*	Other long-term assets	1	Other long-term assets	—	1
Foreign currency derivatives*	Other long-term liabilities	—	Other long-term liabilities	3	(3)
Total derivatives designated as hedges		$85		$7

Derivatives not designated:
Foreign currency derivatives*	Other current assets	$1	Other current assets	$1	—
Foreign currency derivatives*	Accrued liabilities	—	Accrued liabilities	2	(2)
Total derivatives not designated as hedges		$1		$3
*    Derivative instruments within this category are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Versigent’s derivative financial instruments were in a net asset position as of September 30, 2026.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income
The pre-tax effects of derivative financial instruments in the consolidated statements of operations and consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 are as follows:

Three Months Ended September 30, 2026	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$24	$19
Foreign currency derivatives	(21)	20
Total	$3	$39

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(1)
Total	$(1)

Nine Months Ended September 30, 2026	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Commodity derivatives	$90	$35
Foreign currency derivatives	73	39
Total	$163	$74

Loss Recognized in Income

(in millions)
Derivatives not designated:
Foreign currency derivatives	$(3)
Total	$(3)
The gain or loss recognized in income for designated and non-designated derivative instruments was recorded to cost of sales and other expense, net in the consolidated statements of operations for the three and nine months ended September 30, 2026.
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
As of September 30, 2026, Versigent was in a net derivative asset position of $76 million, and no significant adjustments were recorded based on the evaluation of our own nonperformance risk and because Versigent’s exposures were to counterparties with investment grade credit ratings.
As of September 30, 2026, Versigent had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of September 30, 2026:
Commodity derivatives	$55	$—	$55	$—
Foreign currency derivatives	26	—	26	—
Total	$81	$—	$81	$—

As of September 30, 2026, Versigent had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in millions)
As of September 30, 2026:
Foreign currency derivatives	$5	$—	$5	$—
Total	$5	$—	$5	$—
Non-derivative financial instruments—Versigent’s non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which may consist of accounts receivable factoring arrangements, finance leases and other debt issued by Versigent’s non-U.S. subsidiaries, the Credit Facilities and all series of outstanding senior notes. The fair value of debt is developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. As of September 30, 2026 total debt was recorded at $2,124 million and had an estimated fair value of $2,075 million. For all other financial instruments recorded at September 30, 2026, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Versigent also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Financial and nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, intangible assets, equity investments without readily determinable fair values and liabilities for exit or disposal activities measured at fair value upon initial recognition. Versigent recorded non-cash long-lived asset impairment charges of $7 million and $14 million during the three and nine months ended September 30, 2026, respectively, within cost of sales, primarily related to the declines in the fair value of certain long-lived assets and a planned site exit. The Company recorded long-lived asset impairment charges which were de minimis and $3 million during the three and nine months ended September 30, 2025, respectively. Fair value of long-lived and other assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, Versigent has determined that the fair value measurements of long-lived and other assets principally fall in Level 3 of the fair value hierarchy.

18. OTHER EXPENSE, NET
Other expense, net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Interest income	$7	$3	$10	$5
Components of net periodic benefit cost other than service cost (Note 11)	(6)	(2)	(21)	(6)
Other, net	(3)	(1)	2	—
Other expense, net	$(2)	$—	$(9)	$(1)

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
All RSUs granted under the PLC LTIP, including adjusted and converted equity awards under the Former Parent Plan, are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs.
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

A summary of RSU activity, including award grants, vesting and forfeitures is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2026	292	$79.10
Granted	1,134	$36.60
Vested	(180)	$52.52
Forfeited	(42)	$58.84
Conversion and employee transfers (1)	1,096
Nonvested, September 30, 2026 (2)	2,300	$33.52
(1)Reflects the conversion of outstanding equity awards to executives under the Former Parent Plan into Versigent equity awards in conjunction with the Spin-Off, along with the transfer of certain corporate employees to Versigent.
(2)Nonvested RSUs and the corresponding weighted average grant date fair value as of September 30, 2026 are presented on a Versigent basis using the conversion factor described above in connection with the Spin-Off.

Share-based compensation expense related to these RSUs, which for periods prior to the Spin-Off includes the cost of Versigent employees who participated in the Former Parent plan as well as an allocated portion of the cost of Former Parent senior management awards, was $9 million ($9 million, net of tax) and $8 million ($7 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended September 30, 2026 and 2025, respectively. Share-based compensation expense recorded within the consolidated statement of operations included $28 million ($27 million, net of tax) and $24 million ($21 million, net of tax) during the nine months ended September 30, 2026 and 2025, respectively.
Versigent will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2026, unrecognized compensation expense on a pretax basis of approximately $63 million is anticipated to be recognized over a weighted average period of approximately 2 years.

20. SEGMENT REPORTING AND REVENUE
The Company operates its core business as a single reportable segment, which includes low-voltage and high-voltage electrical architectures. Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s chief operating decision maker (“CODM”) to assess performance and make internal operating decisions about allocating resources. The Company’s CODM is the Chief Executive Officer.
Generally, the Company’s management, including the CODM, utilizes net income (loss) to evaluate the Company’s performance, the allocation of operating and capital resources and for planning and forecasting purposes.
Included below are segment net sales, significant expenses and operating data for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net sales	$2,450	$2,286	$7,106	$6,516
Less:
Cost of sales	2,120	1,990	6,211	5,708
Selling, general and administrative	112	104	309	313
Other segment items (1)	106	79	277	174
Net income	$112	$113	$309	$321
(1)Other segment items primarily include amortization, restructuring, separation costs, interest expense, other expense, net, income tax expense and equity income, net.

Included below is additional segment information for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in USD millions)
Income tax expense	(35)	(54)	(72)	(104)
Equity income, net	—	3	9	11
Amortization	—	—	(1)	(1)
Other expense, net	(2)	—	(9)	(1)
Interest expense	(36)	—	(77)	(3)
Separation costs	(11)	(7)	(59)	(14)
Restructuring	(22)	(21)	(68)	(62)
Depreciation and amortization (1)	(55)	(55)	(167)	(166)
Capital expenditures	(55)	(44)	(172)	(123)
(1)Segment depreciation and amortization is included within cost of sales, selling, general and administrative expense and amortization expense disclosed.

Included below is balance sheet data as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in USD millions)
Investments in affiliates	146	143
Segment assets	5,527	4,485
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
Refer to Note 2. Significant Accounting Policies for a complete description of the Company’s revenue recognition accounting policy.
Revenue by Product Line
Revenue by product line for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Low-Voltage Electrical Architecture	$2,208	$2,041	$6,435	$5,786
High-Voltage Electrical Architecture	242	245	671	730
Total net sales	$2,450	$2,286	$7,106	$6,516

Revenue by Geographic Region
Net sales reflects the manufacturing location and is for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Geographic Markets:
North America	$1,027	$965	$2,946	$2,708
Europe, Middle East & Africa	471	501	1,504	1,569
Asia Pacific	868	734	2,432	2,037
South America	84	86	224	202
Total net sales	$2,450	$2,286	$7,106	$6,516
Contract Balances
Consistent with the recognition of production parts revenue at a point in time title transfers to the customer, the Company has no contract assets or contract liabilities balances as of September 30, 2026 and December 31, 2025.
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
Payments to Customers
From time to time, the Company makes payments to customers in conjunction with ongoing business. These payments to customers are generally one-time, upfront payments made in connection with the award of new business to us and are recognized as a reduction to revenue at the time of the commitment to make these payments. The amount of these payments was not significant for the nine months ended September 30, 2026 and 2025.
However, certain of these payments to customers, or upfront fees, are capitalized as they are directly attributable to a contract, are incremental and management expects the fees to be recoverable. As of September 30, 2026 and December 31, 2025, the Company has recorded $31 million (of which $5 million was classified within other current assets and $26 million was classified within other long-term assets) and $33 million (of which $7 million was classified within other current assets and $26 million was classified within other long-term assets), respectively, related to these capitalized upfront fees.
Capitalized upfront fees are amortized to revenue based on the transfer of goods and services to the customer for which the upfront fees relate, which typically range from three to five years. There have been no impairment losses in relation to the costs capitalized. The amount of amortization to net sales was $2 million and $1 million for the three months ended September 30, 2026 and 2025, respectively, and $5 million and $3 million for the nine months ended September 30, 2026 and 2025, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Versigent (“Versigent,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions, business plans and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, expressed or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: disruptions in the supply of raw materials and other supplies integral to our products; future significant public health crises and other global health crises and the measures taken in response thereto; a prolonged recession and/or a downturn in global automotive sales; the volatile global economic environment and geopolitical conditions, including conditions affecting the credit market and global inflationary pressures; our reliance on relationships with collaborative partners and other third parties for product development and such parties’ failure to perform; employee strikes and labor-related disruptions involving us or one or more of our customers affecting our operations; fluctuations in interest rates and foreign currency exchange rates; our failure to comply with the numerous laws and regulations to which we are subject; adverse developments affecting one or more of our suppliers; any adverse impact of legal proceedings and disputes in which we are involved; challenges to our historical and future tax positions by taxing authorities; an increase in our tax burden due to ongoing or future tax audits; our failure to attract and retain key salaried employees and management personnel; our failure to manage the transition to a standalone public company; and our failure to achieve some or all of the benefits expected from our recently completed spin-off. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Versigent disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of Versigent PLC (“Versigent”) for the three and nine months ended September 30, 2026. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in the following sections:
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

Executive Overview
Our Business
Versigent is a global leader in the design, development and manufacture of low-voltage (“LV”) and high-voltage (“HV”) electrical architectures. We are a global supplier of optimized vehicle architecture solutions to a broad customer base primarily comprised of original equipment manufacturers (“OEMs”) that manufacture increasingly software-defined, electrified and feature-rich vehicles. Our products provide the signal, power and data distribution that supports increased vehicle content and electrification and enables increased safety, reduced emissions, and enhanced vehicle connectivity.
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
We also develop, manufacture and sell our solutions to a number of adjacent end markets. These markets include our commercial vehicles business, as well as agriculture, construction, and grid and infrastructure, and we have begun exploring other industrial end markets, including off-grid power storage and robotics. With a proven portfolio of solutions, we expect to leverage our long-standing customer relationships, technical expertise within power, data and signal distribution, and capabilities built serving the global automotive industry to further penetrate these adjacent markets.
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

In addition, we continue to manage inventory levels to support customers’ vehicle production schedules. As of September 30, 2026 and December 31, 2025, we have not experienced significant raw material shortages; however, inventory levels have remained elevated due to recent OEM production volatility and cancellations. We are actively managing inventory to balance supply continuity and working capital efficiency.

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

Pricing. Cost reduction initiatives adopted by our customers continue to drive pricing pressure, including contractual step-downs in component pricing over program life cycles. Our profitability depends on our ability to offset these reductions through operational efficiencies and cost savings. Inflationary pressures and evolving trade policies have increased costs and we continue to pursue commercial recoveries and contractual remedies to mitigate these impacts.

We maintain a flexible cost structure, with a significant portion of our hourly workforce located in best cost countries and approximately 37% contingent labor as of September 30, 2026. We continue to optimize our manufacturing footprint and cost structure through restructuring and operational initiatives to align capacity with demand and support investment in advanced technologies.

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

Operational performance. We pursue operational execution and continuous improvement initiatives intended to help offset the impact of labor and other cost inflation, project-related expenses, and launch costs as we continue to grow the business. These initiatives include, but are not limited to, purchasing cost savings, material productivity improvements, value engineering, content optimization, and manufacturing productivity and footprint optimization actions. The timing, magnitude, and effectiveness of these initiatives may impact our costs, margins, and operating results.

Results of Operations
Three and Nine Months Ended September 30, 2026 versus Three and Nine Months Ended September 30, 2025
The Company’s results of operations for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2026		2025		Favorable/ (Unfavorable)	2026		2025		Favorable/ (Unfavorable)
	(in millions)
Net sales	$2,450		$2,286		$164	$7,106		$6,516		$590
Cost of sales	2,120		1,990		(130)	6,211		5,708		(503)
Gross margin	330	13.5%	296	12.9%	34	895	12.6%	808	12.4%	87
Selling, general and administrative	112		104		(8)	309		313		4
Amortization	—		—		—	1		1		—
Restructuring	22		21		(1)	68		62		(6)
Separation costs	11		7		(4)	59		14		(45)
Operating income	185		164		21	458		418		40
Interest expense	(36)		—		(36)	(77)		(3)		(74)
Other expense, net	(2)		—		(2)	(9)		(1)		(8)
Income before income taxes and equity income	147		164		(17)	372		414		(42)
Income tax expense	(35)		(54)		19	(72)		(104)		32
Income before equity income	112		110		2	300		310		(10)
Equity income, net of tax	—		3		(3)	9		11		(2)
Net income	112		113		(1)	309		321		(12)
Net income attributable to noncontrolling interest	10		4		6	11		10		1
Net income attributable to Versigent	$102		$109		$(7)	$298		$311		$(13)

Net sales and Cost of sales
Net sales for the three months ended September 30, 2026 totaled $2,450 million, an increase of $164 million, or 7%, compared to the three months ended September 30, 2025. Cost of sales and cost of sales as a percentage of net sales were $2,120 million and 87%, respectively, during the three months ended September 30, 2026, compared to $1,990 million and 87%, respectively, during the three months ended September 30, 2025. The change in net sales, cost of sales, and gross profit for the three months ended September 30, 2026 was primarily driven by the impacts below.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Three Months Ended September 30, 2025	$2,286	$1,990	$296
Volume	11	9	2
Net pricing	21	—	21
Foreign currency	20	11	9
Commodity impacts	112	119	(7)
Net operational performance and other	—	(9)	9
Three Months Ended September 30, 2026	$2,450	$2,120	$330

Our increased net sales reflect higher customer pass-through due to higher commodity costs, favorable net pricing and foreign currency impacts, primarily related to the Chinese Renminbi.
Cost of sales increased $130 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Increases were driven primarily by higher commodity prices and foreign currency impacts, partially offset by operational cost reductions.
Net sales for the nine months ended September 30, 2026 totaled $7,106 million, an increase of $590 million, or 9%, compared to the nine months ended September 30, 2025. Cost of sales and cost of sales as a percentage of net sales were $6,211 million and 87%, respectively, during the nine months ended September 30, 2026, compared to $5,708 million and 88%, respectively, during the nine months ended September 30, 2025. The change in net sales, cost of sales, and gross profit for the nine months ended September 30, 2026 was primarily driven by the impacts below.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Nine Months Ended September 30, 2025	$6,516	$5,708	$808
Volume	191	145	46
Net pricing	9	—	9
Foreign currency	126	120	6
Commodity impacts	264	311	(47)
Net operational performance and other	—	(73)	73
Nine Months Ended September 30, 2026	$7,106	$6,211	$895
Increasing volumes drove a 3% increase in sales for the period. This primarily reflects volume growth in North America and Asia Pacific, partially offset by volume declines in Europe, compared to a slight decrease in global automotive production. In addition, our net sales reflect higher customer pass-through due to higher commodity costs and foreign currency impacts, primarily related to the Euro and Chinese Renminbi.
Cost of sales increased $503 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Increases were driven by higher volumes, increases in commodity prices and foreign currency impacts, partially offset by operational cost reductions.
Selling, general and administrative expenses (SG&A)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)	2026	2025	Favorable/(unfavorable)
	(dollars in millions)			(dollars in millions)
Selling, general and administrative expenses	$112	$104	$(8)	$309	$313	$4
Percentage of net sales	4.6%	4.5%		4.3%	4.8%
SG&A primarily includes administrative expenses, information technology costs, incentive compensation related costs and selling and marketing expenses. SG&A as a percentage of net sales remained relatively flat during the three months ended September 30, 2026 compared to the same period in 2025. SG&A as a percentage of net sales decreased during the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a decrease in bad debt expense.
Amortization
Amortization expense was de minimis for both the three months ended September 30, 2026 and 2025. Amortization expense was $1 million for both the nine months ended September 30, 2026 and 2025. Amortization expense reflects the non-cash charge related to definite-lived intangible assets. Amortization during the three and nine months ended September 30, 2026 reflects the continued amortization of our intangible assets.
Restructuring

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)	2026	2025	Favorable/ (unfavorable)
	(dollars in millions)			(dollars in millions)
Restructuring	$22	$21	$(1)	$68	$62	$(6)
Percentage of net sales	0.9%	0.9%		1.0%	1.0%

As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning our manufacturing capacity with the current levels of automotive production in each region. Charges for the three and nine months ended September 30, 2026 included the recognition of approximately $14 million due to an early service contract cancellation in North America. Charges for the nine months ended September 30, 2026 also included the recognition of approximately $33 million for a program to downsize and close a European manufacturing site. Charges for the three and nine months ended September 30, 2025, included the recognition of approximately $12 million and $34 million, respectively, for charges incurred to downsize European sites.
The Company is focused on reducing global overhead costs, the continued rotation of our manufacturing footprint to best cost locations in Europe and aligning manufacturing capacity with the levels of automotive production. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. There have been no changes in previously initiated programs that have resulted, or are expected to result, in a material change to our restructuring costs. The Company expects to incur additional restructuring costs pursuant to approved programs of approximately $43 million, including $28 million related to a program focused on global workforce alignment, all of which are expected to be incurred within the next twelve months.
Refer to Note 9. Restructuring to the consolidated financial statements contained herein for additional information.
Separation costs
The Company incurred separation costs of $11 million and $7 million during the three months ended September 30, 2026 and 2025, respectively. During the the nine months ended September 30, 2026 and 2025, the Company incurred separation costs of $59 million and $14 million, respectively. Separation costs for all periods include one-time expenses related to the planning and execution of the Separation. The Company expects to continue to incur these additional expenses as Separation-related activities continue.
Interest expense
Interest expense was $36 million and de minimis for the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, interest expense was $77 million and $3 million, respectively. The increase during the three and nine months ended September 30, 2026 compared to 2025 was related to the issuance of our Senior Notes and Credit Agreement in connection with the Separation. Refer to Note 10. Debt, to the consolidated financial statements contained herein for additional information.
Other expense, net
Other expense, net was $2 million and de minimis for the three months ended September 30, 2026 and 2025, respectively. Other expense, net was $9 million and $1 million for the nine months ended September 30, 2026 and 2025, respectively. Other expense, net was comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable/(unfavorable)	2026	2025	Favorable/(unfavorable)
	(in millions)			(in millions)
Interest income	$7	$3	$4	$10	$5	$5
Components of net periodic benefit cost other than service cost (Note 11)	(6)	(2)	(4)	(21)	(6)	(15)
Other, net	(3)	(1)	(2)	2	—	2
Other expense, net	$(2)	$—	$(2)	$(9)	$(1)	$(8)

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)	2026	2025	Favorable/ (unfavorable)
	(in millions)			(in millions)
Income tax expense	$35	$54	$19	$72	$104	$32
Effective tax rate	24%	33%	9%	19%	25%	6%

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
The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 includes net discrete tax expenses of approximately $2 million and net discrete tax expenses of $20 million, respectively. The net discrete tax expenses for the three months ended September 30, 2026 are primarily related to changes in reserves. The net discrete tax expenses for the three months ended September 30, 2025 are primarily related to changes in valuation allowances.
The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 includes net discrete tax benefits of approximately $19 million and net discrete tax expenses of $16 million, respectively. The net discrete tax benefits for the nine months ended September 30, 2026 are primarily related to changes in reserves. The net discrete tax expenses for the nine months ended September 30, 2025 are primarily related to changes in valuation allowances.
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
Refer to Note 13. Income Taxes to the consolidated financial statements contained herein for additional information.
Equity Income, net of tax

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable/ (unfavorable)	2026	2025	Favorable/ (unfavorable)

	(in millions)			(in millions)
Equity income, net of tax	$—	$3	$(3)	$9	$11	$(2)
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
Adjusted EBITDA is a non-GAAP measure, which is defined as net income (loss) attributable to Versigent before depreciation and amortization (including asset impairments), interest expense, income tax expense (benefit), net income (loss) attributable to noncontrolling interest, other expense (income), net, equity income (loss), net of tax, restructuring, separation costs related to the Spin-Off, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), and other special items. Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA margin is a non-GAAP measure, which is defined as Adjusted EBITDA as a percentage of net sales.

Adjusted EBITDA
We believe Adjusted EBITDA and Adjusted EBITDA margin are useful measures in assessing the Company’s ongoing financial performance that, when reconciled to the corresponding U.S. GAAP measure, provide improved comparability between periods through the exclusion of certain items that we believe are not indicative of the Company’s core operating performance and which may obscure underlying business results and trends. We also use Adjusted EBITDA in our financial decision-making process, to evaluate performance of the Company and for internal reporting, planning and forecasting purposes.
Adjusted EBITDA and Adjusted EBITDA margin should not be considered a substitute for our reported results prepared in accordance with U.S. GAAP and should not be considered as an alternative to net income (loss) attributable to Versigent and net income (loss) margin, which are the most directly comparable financial measures to Adjusted EBITDA and Adjusted EBITDA margin that are prepared in accordance with U.S. GAAP. Adjusted EBITDA and Adjusted EBITDA Margin, as determined and measured by the Company, may not be comparable to similarly titled measures reported by other companies. EBITDA margin represents EBITDA as a percentage of net sales, and Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales.
Adjusted EBITDA for the Three Months Ended September 30, 2026 versus the Three Months Ended September 30, 2025
The reconciliations of net income attributable to Versigent to Adjusted EBITDA for the three months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,
	2026		2025
	(dollars in millions)
	$	Margin	$	Margin
Net income attributable to Versigent	$102	4.2%	$109	4.8%
Interest expense	36		—
Income tax expense	35		54
Net income attributable to noncontrolling interest	10		4
Depreciation and amortization	55		55
EBITDA	$238	9.7%	$222	9.7%
Other expense, net	2		—
Equity income, net	—		(3)
Restructuring	22		21
Separation costs	11		7
Net loss on lease terminations	2		—
Other acquisition and portfolio project costs	—		1
Adjusted EBITDA	$275	11.2%	$248	10.8%

The following table presents the year-over-year change in net sales and Adjusted EBITDA for the three months ended September 30, 2026 versus 2025:

(in millions)	Net Sales	Adjusted EBITDA
Three Months Ended September 30, 2025	$2,286	$248
Volume	11	2
Net pricing	21	21
Foreign currency	20	8
Commodity impacts	112	(7)
Net operational performance and other	—	3
Three Months Ended September 30, 2026	$2,450	$275
The increase in the Company’s Adjusted EBITDA was primarily due to favorable net pricing and foreign currency impacts primarily related to the Euro and Peso, partially offset by higher commodity costs.

Adjusted EBITDA for the Nine Months Ended September 30, 2026 versus the Nine Months Ended September 30, 2025
The reconciliations of net income attributable to Versigent to Adjusted EBITDA for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026		2025
	(dollars in millions)
	$	Margin	$	Margin
Net income attributable to Versigent	$298	4.2%	$311	4.8%
Interest expense	77		3
Income tax expense	72		104
Net income attributable to noncontrolling interest	11		10
Depreciation and amortization	167		166
EBITDA	$625	8.8%	$594	9.1%
Other expense, net	9		1
Equity income, net	(9)		(11)
Restructuring	68		62
Separation costs	59		14
Net gain on lease terminations	(2)		—
Other acquisition and portfolio project costs	—		4
Adjusted EBITDA	$750	10.6%	$664	10.2%
The following table presents the year-over-year change in net sales and Adjusted EBITDA for the nine months ended September 30, 2026 versus 2025:

(in millions)	Net Sales	Adjusted EBITDA
Nine Months Ended September 30, 2025	$6,516	$664
Volume	191	46
Net pricing	9	9
Foreign currency	126	3
Commodity impacts	264	(47)
Net operational performance and other	—	75
Nine Months Ended September 30, 2026	$7,106	$750
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

As of September 30, 2026, we had cash and cash equivalents of $638 million and net debt (defined as outstanding debt less cash and cash equivalents) of $1,486 million. The following table summarizes our available liquidity, which includes cash, cash equivalents and funds available under our significant committed credit facilities, as of September 30, 2026:

September 30, 2026

(in millions)
Cash and cash equivalents	$638
Revolving Credit Facility, unutilized portion	850
Total available liquidity	$1,488
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, capital expenditures, debt obligations and separation activities.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies. We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. As of September 30, 2026, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled approximately $636 million. If additional non-U.S. cash was needed for our U.S. operations, we would utilize a combination of the strategies mentioned above.
Dividends
In April 2026, our Board of Directors approved a dividend policy under which the Company intends to return a portion of future earnings to shareholders through a regular dividend. On August 3, the Company's Board of Directors declared an inaugural quarterly cash dividend of $0.13 per ordinary share, paid on September 18, 2026 to shareholders of record at the close of business on September 4, 2026.

On November 3, the Company's Board of Directors declared a quarterly cash dividend of $0.13 per ordinary share, payable on December 17, 2026 to shareholders of record at the close of business on December 4, 2026.

The declaration and payment of future dividends are subject to the discretion of the Company’s Board of Directors and will depend on the Company’s financial condition, results of operations, cash requirements, and other factors deemed relevant by the Board of Directors, and there can be no assurance that the Board of Directors will declare a dividend in the future.
Share Repurchase Program
In April 2026, our Board of Directors approved a stock repurchase program that allows the Company to convert a portion of its ordinary shares into redeemable shares from time to time, in an aggregate amount not to exceed $250 million. We will determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements, and other factors. The timing and amount of these share repurchases, if any, may change.

Credit Agreement
On November 26, 2025, Versigent PLC and its wholly-owned subsidiaries Versigent Corporation (“Versigent U.S.”) (formerly known as Cyprium Corporation) and Versigent Holdings Luxembourg S.À.R.L (“Versigent Luxembourg”) (formerly known as Cyprium Holdings Luxembourg S.À.R.L), entered into a credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and domestic collateral agent, and Wilmington Trust, National Association, as foreign collateral agent, with respect to $1.35 billion in senior secured credit facilities. The agreement was subsequently amended on March 25, 2026 and, as amended, is referred to herein as the “Credit Agreement”. The Credit Agreement consists of a senior secured five-year $500 million term loan facility (the “Term Loan A Facility”) and a five-year $850 million senior secured revolving credit facility (the “Revolving Credit Facility”, together with the Term Loan A Facility, the “Credit Facilities”). The Credit Facilities became available to Versigent PLC in connection with the Spin-Off. Approximately $15 million in debt issuance costs were incurred in connection with the Credit Agreement.
As of September 30, 2026, Versigent had no amounts outstanding under the Revolving Credit Facility and no letters of credit have been issued under the Credit Agreement. Letters of credit issued under the Credit Agreement reduce availability under the Revolving Credit Facility.
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
Versigent U.S. and Versigent Luxembourg are each borrowers under the Credit Agreement, under which such borrowings are guaranteed by Versigent PLC. Additional subsidiaries of Versigent PLC may be added as co-borrowers or guarantors under the Credit Agreement from time to time on the terms and conditions set forth in the Credit Agreement. The obligations of each borrower under the Credit Agreement will be jointly and severally guaranteed by each other borrower and by certain of our existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors will be secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in Versigent PLC.
Loans under the Term Loan A Facility bear interest, at Versigent’s option, at either (a) ABR or (b) Term Benchmark Rate and RFR (the “Benchmark Loans”) plus in either case a percentage per annum as set forth in the table below (the “Term Loan Applicable Rate”). The rates under the Term Loan A Facility on the specified dates are set forth below:

	September 30, 2026		December 31, 2025
	ABR plus	Benchmark Loans plus	ABR plus	Benchmark Loans plus
Term Loan A	0.50%	1.50%	N/A	N/A
The Credit Agreement also contains events of default customary for financings of this type. The Company is in compliance with the Credit Agreement covenants.
Senior Unsecured Notes
On March 18, 2026, Versigent U.S. and Versigent Luxembourg issued $800 million aggregate principal amount of their 6.125% senior notes due 2031 (the “2031 Notes”) and $800 million aggregate principal amount of their 6.375% senior notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Notes”). The Notes were sold to investors in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Approximately $23 million in debt issuance costs were incurred in connection with the issuance of the Notes.
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
Other Financing
Finance leases and other—As of September 30, 2026 and December 31, 2025, approximately $51 million and $61 million, respectively, of other debt primarily issued by certain non-U.S. subsidiaries and finance lease obligations of Versigent were outstanding.
Dividends from Equity Investments
No dividends were received from the Company’s equity method investments during the three months ended September 30, 2026 compared to $3 million received during the three months ended September 30, 2025. During the nine months ended September 30, 2026, Versigent received dividends of $2 million, compared to $11 million received during the nine months ended September 30, 2025. The dividends were recognized as a reduction to the investment and represented a return on investment included in cash flows from operating activities.
Cash Flows
Operating activities—Net cash provided by operating activities totaled $419 million and $413 million for the nine months ended September 30, 2026 and 2025, respectively. Cash flows provided by operating activities for the nine months ended September 30, 2026 consisted primarily of net earnings of $309 million, increased by $224 million for non-cash charges for depreciation, share-based compensation and pension costs, partially offset by $122 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flows provided by operating activities for the nine months ended September 30, 2025 consisted primarily of net earnings of $321 million, increased by $199 million for non-cash charges for depreciation, share-based compensation and pension costs, partially offset by $131 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $172 million and $123 million for the nine months ended September 30, 2026 and 2025, respectively, and consisted of capital expenditures.
Financing activities—Net cash provided by financing activities totaled $117 million and net cash used in financing activities totaled $271 million for the nine months ended September 30, 2026 and 2025, respectively. Cash flows provided by financing activities for the nine months ended September 30, 2026 primarily included $2,063 million in proceeds from issuance of senior notes and credit agreement, net of issuance costs, offset by a $1,894 million cash distribution paid to Former Parent in connection with the Separation. Cash flows used in financing activities for the nine months ended September 30, 2025 primarily included $145 million of repayments under short-term debt agreements and cash transferred to Former Parent.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2026.
Recently Issued Accounting Pronouncements
The information concerning recently issued accounting pronouncements contained in Note 2. Significant Accounting Policies to the unaudited consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management,” in the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on March 6, 2026. There were no material changes to this information during the quarter ended September 30, 2026. As described in the Information Statement, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note 16. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company may designate certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

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
As of September 30, 2026, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three and nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Executive Officers and Directors
During the three months ended September 30, 2026, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Indemnification Agreements
As of November 3, 2026, the Company entered into indemnification agreements with each director and each “officer,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended, to indemnify them for any liabilities they may incur due to their service for the Company, including any service provided to any subsidiary or affiliate of the Company (other than any Aptiv entities that are not currently affiliates of the Company) to the maximum extent permitted by law, including advancement of legal expenses, but excluding claims related to short-swing profits, clawbacks required by securities laws or as otherwise prohibited under applicable law or the jurisdiction of incorporation of the Company or the applicable affiliated entity. The agreement also obligates the Company us to use all reasonable endeavors to obtain customary insurance for such claims.
Shareholder Proposals
The Company’s Board has established April 27, 2027 as the date of the Company’s 2027 Annual General Meeting of Shareholders. Information regarding the 2027 Annual General Meeting will be disclosed in the Company’s definitive proxy statement for the 2027 Annual General Meeting to be filed with the Securities and Exchange Commission (the “Proxy Statement”).
The Company became a public company on April 1, 2026 and did not hold an annual meeting of shareholders since becoming a public company. Under Rule 14a-8(e) of the Securities Exchange Act of 1934, as amended (“Rule 14a-8”), the Company may establish a deadline for any shareholder seeking to submit a proposal to be included in the Proxy Statement under Rule 14a-8 at a reasonable time before the Company begins to publish its proxy materials. The Company has established November 18, 2026 as the deadline, and any such proposal must be received at the Company’s principal executive offices no later than the close of business on such date and comply with the procedures and requirements of Rule 14a-8.
Shareholders seeking to bring a matter before a general meeting outside the process described above may do so by following the procedures set forth in our Memorandum and Articles of Association and the Companies (Jersey) Law 1991, as amended.
Shareholders proposing nominees for election to the Board at 2027 Annual General Meeting must give timely written notice received at the Company’s principal executive offices no later than the close of business on March 8, 2027, and no earlier than November 28, 2026. In addition to complying with the Company’s Memorandum and Articles of Association, to nominate directors, shareholders must give timely notice that complies with the additional requirements of Rule 14a-19 of the Securities Exchange Act of 1934, as amended, and which must be received no later than January 29, 2027.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	*	Separation and Distribution Agreement, dated as of March 31, 2026, by and between Aptiv PLC and Versigent PLC †+	8-K	2.1	April 1, 2026
3.1	*	Memorandum and Articles of Association of Versigent PLC	8-K	3.1	April 1, 2026
10.1	*	Modified Executive Officer Employment Letter between Versigent PLC and Joseph T. Liotine, dated August 3, 2026 ††	10-Q	10.1	August 4, 2026
10.2	*	Modified Executive Officer Employment Letter between Versigent PLC and Doug Ostermann, dated August 3, 2026 ††	10-Q	10.2	August 4, 2026
10.3	*	Modified Executive Officer Employment Letter between Versigent PLC and Janis Acosta, dated August 3, 2026 ††	10-Q	10.3	August 4, 2026
10.4	*	Modified Executive Officer Employment Letter between Versigent PLC and Sharon Vinci, dated August 3, 2026 ††	10-Q	10.4	August 4, 2026
10.5	#	Form of Indemnification Agreement by and between the Company and certain officers and directors ††
31.1	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	#	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	##	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	#	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File
101.SCH	#	Inline XBRL Taxonomy Extension Schema Document
101.CAL	#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	#	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
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

Dated: November 4, 2026